Form 10-Q
period 2011-03-31
Colorado Ceramic Tile, Inc.
filed 2011-05-12
CIK 1497572

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange
    Act Of 1934

                  For the quarterly period ended March 31, 2011

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act
    Of 1934

             For the transition period from __________ to __________

                       Commission File Number: 333-171658

                           COLORADO CERAMIC TILE, INC.
             (Exact name of registrant as specified in its charter)

                Colorado                                 84-1307164
    --------------------------------        -----------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
   of incorporation or organization)

                             4151 E. County Line Rd.
                              Centennial, CO 80122
          ------------------------------------------------------------
          (Address of principal executive offices, including Zip Code)


                                  303-721-9198
                                  ------------
                (Issuer's telephone number, including area code)

(Former name or former address if changed since last report) Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No ?[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]          Accelerated filer          [ ]

Non-accelerated filer    [ ]          Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes? [ ] No [X] State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,125,000 shares of common stock as of May 10, 2011.

                           COLORADO CERAMIC TILE, INC.

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                          Quarter Ended March 31, 2011

                           COLORADO CERAMIC TILE, INC.
                              Financial Statements


                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

FINANCIAL STATEMENTS

      Balance sheets                                                       1
      Statements of operations                                             2
      Statements of cash flows                                             3
      Notes to consolidated financial statements                           5

                           COLORDO CERAMIC TILE, INC.
                                 BALANCE SHEETS
                                                                Mar. 31, 2011
                                             June 30, 2010       (Unaudited)
                                             -------------      -------------
   ASSETS
     Current assets
           Cash                              $          -       $     43,256
           Accounts receivable                     43,129             45,587
           Inventory                               15,595             16,065
                                             -------------      -------------
               Total current assets                58,724            104,908
                                             -------------      -------------
           Deposits                                 4,193              4,193
           Fixed assets - net                      14,164              6,101
                                             -------------      -------------
               Total Assets                  $     77,081       $    115,202
                                             =============      =============

   LIABILITIES & STOCKHOLDERS' EQUITY

     Current liabilities
           Bank overdraft                    $      4,329       $          -
           Accounts payable                       165,334            270,941
           Notes payable - current                213,127            208,967
           Accrued interest payable                   462                392
                                             -------------      -------------
               Total current liabilities          383,252            480,300
                                             -------------      -------------
     Long term liabilities
           Notes payable                           18,023             11,936
                                             -------------      -------------
               Total long term libilitie           18,023             11,936
                                             -------------      -------------
     Total Liabilities                            401,275            492,236
                                             -------------      -------------
     Stockholders' Equity
           Preferred stock, $.001 par
            value; 10,000,000 shares
            authorized; No shares issued
            & outstanding                               -                  -
           Common stock, $.001 par
            value; 100,000,000 shares
            authorized; 4,000,000
            (June 2010) and 8,125,000
            (March 2011) shares issued
            and outstanding                         4,000              8,125
           Additional paid in
            capital                                34,124            112,499
           Accumulated deficit                   (362,318)          (497,658)
                                             -------------      -------------

     Total Stockholders' Equity                  (324,194)          (377,034)
                                             -------------      -------------

     Total Liabilities and
      Stockholders' Equity                   $     77,081       $    115,202
                                             =============      =============

          The accompanying notes are an integral part of the financial statements.

                           COLORDO CERAMIC TILE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                            Three Months      Three Months      Nine Months       Nine Months
                                Ended             Ended            Ended             Ended
                            Mar. 31, 2010    Mar. 31, 2011     Mar. 31, 2010     Mar. 31, 2011
                           ----------------  ---------------  ----------------  ----------------

   Sales (net of
    returns)               $       268,327   $      195,001   $       766,582   $       629,863
   Cost of goods
    sold                           174,057          137,860           510,336           442,715
                           ----------------  ---------------  ----------------  ----------------
   Gross Profit                     94,270           57,141           256,246           187,148
                           ----------------  ---------------  ----------------  ----------------

   Operating expenses:

   Depreciation                      3,604              712            11,106             8,063
   General and
    administrative                  80,725           98,082           290,994           307,744
                           ----------------  ---------------  ----------------  ----------------
                                    84,329           98,794           302,100           315,807
                           ----------------  ---------------  ----------------  ----------------
   Gain (loss) from
    operations                       9,941          (41,653)          (45,854)         (128,659)
                           ----------------  ---------------  ----------------  ----------------

   Other income (expense):
   Interest expense                 (2,659)          (1,084)           (5,360)           (6,681)
                           ----------------  ---------------  ----------------  ----------------

   Income (loss) before
    provision for
    income taxes                     7,282          (42,737)          (51,214)         (135,340)

   Provision for income
    tax                                  -                -                 -                 -
                           ----------------  ---------------  ----------------  ----------------

   Net income (loss)       $         7,282   $      (42,737)  $       (51,214)  $      (135,340)
                           ================  ===============  ================  ================

   Net income (loss) per
    share

   (Basic and fully
    diluted)               $          0.00   $        (0.01)  $         (0.01)  $          (0.02)
                           ================  ===============  ================  ================

   Weighted average
    number of
    common shares
    outstanding                  4,000,000        8,125,000         4,000,000         6,366,667
                           ================  ===============  ================  ================


          The accompanying notes are an integral part of the financial statements.

                           COLORADO CERAMIC TILE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                            Nine Months        Nine Months
                                               Ended              Ended
                                           Mar. 31, 2010      Mar. 31, 2011
                                           -------------      -------------
   Cash Flows From Operating
    Activities:
        Net income (loss)                  $    (51,214)      $   (135,340)

        Adjustments to reconcile
         net loss to
         net cash provided by
         (used for)
         operating activities:
             Depreciation                        11,106              8,063
             Accounts receivable                 39,992             (2,458)
             Inventory                            2,896               (470)
             Accrued payables                    25,254            101,208
                                           -------------      -------------
              Net cash provided
               by (used for)
               operating
               activities                        28,034            (28,997)
                                           -------------      -------------

   Cash Flows From Investing
    Activities:
                                                      -                  -
                                           -------------      -------------
      Net cash provided by
      (used for) investing
      activities                                      -                  -
                                           -------------      -------------

                          (Continued On Following Page)


          The accompanying notes are an integral part of the financial statements.

                           COLORADO CERAMIC TILE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                         (Continued From Previous Page)



                                             Nine Months        Nine Months
                                               Ended              Ended
                                           Mar. 31, 2010      Mar. 31, 2011
                                           -------------      -------------

   Cash Flows From Financing
   Activities:
      Notes payable - borrowings                 16,800             12,000
      Notes payable - payments                  (36,079)           (22,247)
      Sales of common stock                           -             82,500
                                           -------------      -------------
        Net cash provided by (used
         for) financing activities              (19,279)            72,253
                                           -------------      -------------

   Net Increase (Decrease) In Cash                8,755             43,256

   Cash At The Beginning Of The
    Period                                            -                  -
                                           -------------      -------------

   Cash At The End Of The Period           $      8,755       $     43,256
                                           =============      =============


   Schedule Of Non-Cash Investing And Financing Activities

   None

   Supplemental Disclosure:

   Cash paid for interest                  $      5,136       $      6,751

   Cash paid for income taxes              $          -       $          -

          The accompanying notes are an integral part of the financial statements.

                           COLORADO CERAMIC TILE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Colorado Ceramic Tile, Inc. (the "Company"), was incorporated in the State of StatedateColorado on March 27, 1995. The Company sells and installs stone and tile.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

                           COLORADO CERAMIC TILE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectibility is reasonably assured.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

     The following discussion analyzes the Company's financial condition and summarizes the results of operations for the three and nine months ended March 31, 2011. This discussion and analysis should be read in conjunction with the Company's financial statements included as part of this report.

     The Company sells a variety of hard surfacing products, including ceramic and porcelain tile, natural stone, glass, metal accents, hardwood flooring, rubber and leather flooring, engineered counter surfaces, as well as custom shower doors.

     The Company's products can be used in numerous applications including:

              o  Flooring;
              o  Wall Coverings;
              o  Kitchens;
              o  Decks and Patios;
              o  Bath and Shower Enclosures; and
              o  Swimming Pool and Spas.

     The  Company  also  offers   installation   services  through   experienced
independent contractors.

     The Company plans to open new showrooms in select cities in Colorado and expand the Company's product line. The Company's future plans will depend on its ability to raise additional capital.

Results of Operations

     Material changes of items in the Company's Statement of Operations for the three months ended March 31, 2011 as compared to the same period in the prior year are discussed below:

                             Increase (I)
    Item                   or Decrease (D)    Reason
    ----                   --------------     ------
    Sales                        D            Downturn in residential and
                                              commercial construction due to
                                              recession

    General and                  I            Legal and accounting expenses
    administrative                            related to filing the Company's
    expenses                                  Registration Statement with the
                                              Securities and Exchange
                                              Commission.

     Material changes of items in the Company's Statement of Operations for the nine months ended March 31, 2011 as compared to the same period in the prior year are discussed below:

                            Increase (I)
    Item                   or Decrease (D)    Reason
    ----                   --------------     ------

    Sales                        D            Downturn in residential and
                                              commercial construction due to
                                              recession

    General and                  I            Legal and accounting expenses
    administrative                            related to filing the Company's
    expenses                                  Registration Statement with the
                                              Securities and Exchange
                                              Commission.

       The factors that will most significantly affect the Company's results of operations will be:

          i)  the prices of tile, marble and stone; and
          ii) the condition of the residential and commercial construction markets.

     Other than the foregoing, the Company does not know of any trends, events or uncertainties that will have, or are reasonably expected to have, a material impact on the Company's sales, revenues, expenses or results of operations.

Liquidity and Capital Resources

     The Company's sources and (uses) of funds for the nine months ended March 31, 2011 and 2010 are shown below:

                                 Nine Months Ended March 31,
                                   2010              2011
                                   ----              ----
Net cash provided (used) by
   operations                   $ 28,034          $(28,997)

Repayment of loans, net of
 borrowings                     $(19,279)         $(10,247)

Sale of common stock                  --            82,500

     It is expected that the Company's principal source of cash flow will be from the sale of tile, marble and stone. Cash flow from the sale of tile, marble and stone depends upon the cost of supplies, the sale price and the amount of sales the Company is able to generate. An increase in sales may permit the Company to finance operations to a greater extent with internally generated funds and may allow the Company to obtain equity financing more easily or on better terms. However, until the Company generates a profit, the Company will need to raise the capital through the sale of securities or from loans from third parties.

     The Company does not have any commitments or arrangements from any person to provide it with any additional capital. If additional financing is not available when needed, the Company may need to alter its business plan. The Company may not be successful in raising the capital needed.

     Other than as disclosed above, the Company does not know of any

         o trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in the Company's liquidity; or

         o significant changes in the Company's expected sources and uses of cash.

Contractual Obligations

     The Company's material future contractual obligations as of March 31, 2011 were as follows:

                               Amounts due during twelve months ending March 31,
Item                   Total        2012        2013          2014
----                   -----        ----        ----          ----

Notes Payable         $220,903    $208,967    $11,936          --

Accounting Policies

     See Note 1 to the financial statements included as part of this report for a description of critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2011, the Company's
Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

Item 6.  Exhibits

Exhibits
--------

31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32      Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      COLORADO CERAMIC TILE, INC.


May 12, 2011                          By: /s/ Sandie Venezia
                                          -----------------------------------
                                          Sandie Venezia, Principal Executive
                                          and Financial Officer