Form 10-K
period 2011-06-30
Colorado Ceramic Tile, Inc.
filed 2011-10-13
CIK 1497572

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-52828

COLORADO CERAMIC TILE, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1307164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4151 E. County Line Rd.
Centennial, CO	80122
(Address of Principal Executive Office)	Zip Code

Registrant's telephone number, including Area Code: (303) 721-9198
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    ☐ Yes     ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Company on December 31, 2010 was $-0-.

As of September 30, 2011, the Company had 8,125,000  issued and outstanding shares of common stock.

Documents incorporated by reference:     None.

ITEM 1.  BUSINESS

General

The Company was incorporated on March 27, 1995 in Colorado.  The Company sells a variety of hard surfacing products, including ceramic and porcelain tile, natural stone, glass, metal accents, hardwood flooring, rubber and leather flooring, engineered counter surfaces, as well as custom shower doors.

The Company’s products can be used in numerous applications including:

●	Flooring
●	Wall Coverings
●	Kitchens
●	Decks and Patios
●	Bath and Shower Enclosures
●	Swimming Pool and Spas

The Company also offers installation services through experienced independent contractors.

During the year ended June 30, 2011 approximately 25% of the Company’s revenue was derived from installation services. During the year ended June 30, 2010 approximately 36% of the Company’s revenue was derived from these services.

The Company’s offices and showroom are located in Centennial, Colorado, which is a suburb of Denver.  The Company leases its space on a month-to-month basis for $4,500 per month.  The Company’s offices consist of a 3,600 square foot showroom and a 2,700 square foot warehouse. The building housing the Company’s offices and showroom is currently in receivership due to the owner’s bankruptcy, and the receiver may terminate the Company’s lease at anytime with 30 days notice.

As of September 30, 2011, the Company had two full time employees and three part time employees.

Products

The following is a description of the Company’s principal products:

Ceramic Tile.  Long wearing, ceramic tile will not fade or discolor.  The varied colors, textures, and designs of ceramic provide numerous design options, and the durable glaze prevents staining and scratching

Porcelain Tile.  Porcelain tile is extremely durable, wear resistant, stain resistant and frost-proof.  Porcelain has numerous uses for both interior and exterior applications, including floors, walls, counters, steam rooms, and fireplace surrounds.

Marble.  Suggesting grace, diversity, and endurance, marble is one of the most basic building materials.  Tumbled marble adds a warm contrast to granite counters.  Behind a stove it protects the wall from heat damage, and on vanity tops it provides a low maintenance, beautiful compliment to bathroom tile and cabinetry.

Granite.  A granite slab is the height of elegance and functionality for kitchen counter tops.  Granite also makes a bold statement in bathrooms and showers.

Travertine/Limestone.  Travertine and limestone’s subtlety are perfect for installations where the objective is to avoid over ornamentation and provide a warm and inviting space.  Travertine/limestone is beautiful on floors, counters, tabletops, benches, stairs, archways, columns, mosaics, and border designs.

Slate.  A natural stone that conveys feelings from starkly modern to rustic casual, slate has many applications including floors, walls, entryways, fireplaces, backsplashes and is used in a variety of exterior projects.

Terracotta.  Terracotta presents a comfortable, warm, and even rustic interior, conveying simplicity and beauty.

Glass.  The handcrafted feel of glass gives an illusion of depth and openness.  Applications include decorative accents or field tile for backsplashes, walls, and fireplaces.

Metals.  Metals bring a rich glow to any room, particularly in kitchens where many appliances and fixtures incorporate stainless steel, copper, bronze, or brass.  Metals coordinate easily with a variety of porcelain, ceramic, and natural stone tiles.

Shower Doors.  The Company’s custom shower doors include 3/8” frameless euro doors, custom framed and semi-frameless doors, and custom back painted glass.

The Company is a distributor for both large and small manufactures, including: American Olean, Arizona Tile, Azuvi, Bedrosians, Capco, Cosa Marble, Crossville, Dal, Design Materials, Emser, Florida Tile, Interceramic, Jeffrey Court, Mohawk, Porcelanosa, Puccini, Source, Stonepeak, and Vita Nova.

All of the products the Company sells are available from a number of suppliers.  The Company has not generally experienced difficulty in obtaining products and it believes that alternative sources are readily available.  During the year ended June 30, 2011 no single supplier accounted for more than 10.5% of the Company’s inventory purchases.

Customers and Marketing

The Company’s customers consist of large and small contractors, architects, design professionals, builders, and developers.  The Company also sells to the do-it-yourself and buy-it-yourself market.

The Company sells and markets its products and services from its showroom in Centennial, Colorado.  The Company also advertises in local print media.

The Company does not rely on any one customer or group of customers for a material amount of its net sales.  The largest customer for the Company’s fiscal year ended June 30, 2011 accounted for less than 4% of the Company’s sales.

Historically, the Company’s operations have experienced certain seasonal patterns. Generally, the Company’s sales are highest in the second and third quarters and lowest in the first quarter of each calendar year due primarily to slow down of construction activity in the winter months.

Competition

The hard surfacing products industry in the United States is highly fragmented at both the manufacturing and distribution levels.  Competition in the Company’s industry is based on design, price, customer service and quality.  The Company’s products compete with numerous other wall and floor coverings for residential and commercial uses, including carpet, resilient flooring, paint, wallpaper, laminates and wood paneling.  Although the cost of tile, marble and other hard surface products is higher than the cost of carpet, wood flooring and some wall coverings, it is generally believed that tile, marble and other hard surface products have a lower cost over their useful lives, primarily due to durability.

The Company believes it has a niche market between low priced box stores (which are low on selection and customer service) and high end designer stores.  The Company also believes that “one-stop shopping,” which requires a full product line at the Company’s showroom, is an important competitive advantage in servicing its core customers.

Future Operations

At the present time the Company has one showroom.  The Company plans on opening new showrooms in the Colorado cities of Fort Collins, Boulder, Castle Rock, Parker and Colorado Springs.  The Company also plans on expanding its product line to include sinks, bath tubs, toilets, and other kitchen and bath appliances.

The Company estimates that the cost of opening, stocking and operating a new showroom for one year will be approximately $150,000.  The Company does not have any commitments, arrangements, understandings or agreements with respect to opening any new showrooms.  The Company’s ability to open new showrooms will depend on its ability to raise additional capital.  Since the Company does not have any commitments from any person to provide it with any additional capital, it cannot predict when it will be able to open any new showrooms or expand our product line.

ITEM 2.  DESCRIPTION OF PROPERTY

See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings and it does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

As of the date of this prospectus, there was no public trading market for the Company’s common stock.

As of September 30, 2011 the Company had 8,125,000 outstanding shares of common stock and 36 shareholders.

As of the date of this prospectus the Company did not have any outstanding options or warrants or any outstanding securities convertible into shares of its common stock.

Trades of the Company’s common stock, should a market ever develop, will be subject to Rule 15g-9 of the Securities Exchange Act of 1934, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale.  The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system).  The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common stock.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

During the year ended June 30, 2011 the Company did not purchase any shares of its common stock from third parties in a private transaction or as a result of any purchases in the open market.  None of the Company’s officers or directors, nor any of its principal shareholders, purchased any shares of its common stock from third parties in a private transaction or as a result of purchases in the open market during the year ended June 30, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion analyzes the Company’s financial condition and summarizes the results of operations for the years ended June 30, 2011 and 2010.  This discussion and analysis should be read in conjunction with the Company’s financial statements included as part of this report.

Results of Operations

Material changes of items in the Company’s Statement of Operations for the year ended June 30, 2011 as compared to the same period in the prior year are discussed below:

Increase (I)
Item	or Decrease (D)	Reason

Sales	D	Downturn in construction due to market conditions.

General and Administrative Expenses	I	Increase in legal and accounting expenses as a result of being a public entity.

The factors that will most significantly affect the Company’s results of operations will be:

i)	the prices of tile, marble and stone; and
ii)	the condition of the residential and commercial construction markets.

Other than the foregoing, the Company does not know of any trends, events or uncertainties that will have, or are reasonably expected to have, a material impact on the Company’s sales, revenues, expenses or results of operations.

Liquidity and Capital Resources

The Company’s sources and (uses) of funds for the years ended June 30, 2011 and 2010 are shown below:

	Year Ended June 30,
	2010	2011
Net cash provided (used) by operations	$21,338	$(62,605)
Repayment of loans, net of borrowings	$(21,911)	$(17,240)
Sale of common stock	--	82,500
Other	573	(2,655)

It is expected that the Company’s principal source of cash flow will be from the sale of tile, marble and stone.  Cash flow from the sale of tile, marble and stone depends upon the cost of supplies, the sale price and the amount of sales the Company is able to generate.  An increase in sales may permit the Company to finance operations to a greater extent with internally generated funds and may allow the Company to obtain equity financing more easily or on better terms.  However, until the Company generates a profit, the Company will need to raise the capital through the sale of securities or from loans from third parties.

The Company does not have any commitments or arrangements from any person to provide it with any additional capital.  If additional financing is not available when needed, the Company may need to alter its business plan.  The Company may not be successful in raising the capital needed.

Other than as disclosed above, the Company does not know of any

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in the Company’s liquidity; or
●	significant changes in the Company’s expected sources and uses of cash.

Contractual Obligations

The Company’s material future contractual obligations as of June 30, 2011 were as follows:

	Amounts due during twelve months ending June 30,
Item	Total	2012	2013	2014

Notes Payable	$213,910	12,805	5,218	--

Accounting Policies

See Note 1 to the financial statements included as part of this report for a description of critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

See the financial statements attached to this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Report on Disclosure Control

Under the direction and with the participation of the Company’s management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2011.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to The Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.  Based upon this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive officer and principal financial officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management evaluated the effectiveness of its internal control over financial reporting as of June 30, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2011.

There was no change in the Company’s internal control over financial reporting that occurred during the year ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

Name	Age	Position

Sandie Venezia	63	President, Principal Executive, Financial and Accounting Officer and a Director

Mark Rodenbeck	62	Vice President and a Director

Directors serve for one-year terms and are elected annually by the Company’s stockholders.  The Company’s executive officers are appointed by and serve at the pleasure of the board of directors.

The principal occupations of the Company’s two officers and directors during the past several years are as follows:

Sandie Venezia has been the Company’s President, Principal Executive and Financial Officer and a director since December 2006.  Between March 1995 and December 2006 Ms. Venezia was employed by the Company in the areas of accounting, finance, sales and design.

Mark Rodenbeck has been the Company’s Vice President and a director since December 2006. Between March 1995 and December 2006 Mr. Rodenbeck was employed by the Company in the areas of personnel, job estimation and inventory control.

The Company believes that Ms. Venezia and Mr. Rodenbeck are qualified to serve as directors due to their long standing relationship with the Company.

The Company’s two directors are not independent, as that term is defined in section 803 of the listing standards of the NYSE AMEX.  None of the Company’s directors qualify as a financial expert as that term is defined by the Securities and Exchange Commission.  The Company does not believe a financial expert is necessary since its revenues for the year ended June 30, 2011 were less than $800,000.

The Company has not adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions.  The Company does not believe a Code of Ethics is needed at this time since it only has two officers.

The Company does not have a compensation committee.  The Company’s two directors serve as its audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows in summary form the compensation received by the Company’s two officers during the two years ended June 30, 2011.

						All
						Other
Name and				Restricted Stock	Option	Annual
Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Sandie Venezia,	2011	$23,500	--	--	--	--	$23,500
President, Principal	2010	$70,500	--	--	--	--	$70,500
Executive, Financial
and Accounting Officer

Mark Rodenbeck	2011	$9,400	--	--	--	--	$9,400
Vice President	2010	$35,250	--	--	--	--	$35,250

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.

(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.

(5)	All other compensation received that could not be properly reported in any other column of the table.

The Company does not have employment agreements with any of its officers.

The following shows the amounts the Company expects to pay to its two officers during the twelve months ending September 30, 2012 and the amount of time these persons expect to devote to the Company.

	Projected	Percent of Time to be Devoted
Name	Compensation	to the Company’s Business

Sandie Venezia	$112,800	100%

Mark Rodenbeck	$56,400	100%

Long-Term Incentive Plans.  The Company does not provide its two officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans.  The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors During Year Ended June 30, 2011.  The Company does not compensate its two directors for acting as such.

Compensation Committee Interlocks and Insider Participation.  The Company’s two directors act as its compensation committee.  During the year ended June 30, 2011 each director participated in deliberations concerning executive officer compensation.  During the year ended June 30, 2010, none of the Company’s officers were also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table shows, as of September 30, 2011, information with respect to those persons owning beneficially 5% or more of the Company’s common stock and the number and percentage of outstanding shares owned by each of the Company’s officers and directors, and by all the officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

	Number	Percent
Name	of Shares	of Class
Sandie Venezia	2,000,000	25%
Mark Rodenbeck	2,000,000	25%
All officers and directors
as a group (2 persons)	4,000,000	50%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 1995 Mark Rodenbeck loaned the Company $35,000.  The loan does not bear interest, is unsecured, and is due on demand.  As of September 30, 2011 the balance on this loan was $34,515.

In 2009 Mark Rodenbeck loaned the Company $25,000.  The loan does not bear interest, is unsecured, and is due on demand.  As of September 30, 2011 the balance on this loan was $25,000.

In 1995 Sal Venezia, the husband of Sandie Venezia, loaned the Company $35,000.  This loan does not bear interest, is unsecured, and is due on demand.  As of September 30, 2011 the balance on this loan was $12,622.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ronald R. Chadwick, P.C. audited the Company’s financial statements for the years ended June 30, 2011 and 2010.  The following table shows the aggregate fees billed to the Company during the years ended June 30, 2011 and 2010 by Ronald R. Chadwick, P.C.

	2011	2010
Audit Fees	$10,700	$15,390
Audit-Related Fees	250	--
Financial Information Systems	--	--
Design and Implementation Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the Company’s interim financial statements.  Before Ronald R. Chadwick, P.C.  was engaged by the Company to render these services, the engagement was approved by the Company’s Directors.

ITEM 15.  EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Articles of Incorporation	*
3.2	Bylaws	*
10.1	Line of Credit Terms	*
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32	Section 1350 Certifications

*	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File # 333-171658).

COLORADO CERAMIC TILE, INC.

FINANCIAL STATEMENTS

June 30, 2010 and 2011

COLORADO CERAMIC TILE, INC.
Financial Statements

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Colorado Ceramic Tile, Inc.
Centennial, Colorado

I have audited the accompanying balance sheets of Colorado Ceramic Tile, Inc. as of June 30, 2010 and 2011, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Colorado Ceramic Tile, Inc. as of June 30, 2010 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
October 5, 2011	RONALD R. CHADWICK, P.C.

COLORDO CERAMIC TILE, INC.
BALANCE SHEETS

	June 30, 2010	June 30, 2011
ASSETS
Current assets
Accounts receivable	$43,129	$21,633
Inventory	15,595	17,552
Total current assets	58,724	39,185

Deposits	4,193	4,193
Fixed assets - net	14,164	4,305

Total Assets	$77,081	$47,683

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	$4,329	$1,674
Accounts payable	165,334	243,629
Notes payable - current	213,127	208,235
Accrued interest payable	462	318
Total current liabilities	383,252	453,856

Long term liabilities
Notes payable	18,023	5,675
Total long term liabilities	18,023	5,675
Total Liabilities	401,275	459,531

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;
4,000,000 (2010) and 8,125,000 (2011)
shares issued and outstanding	4,000	8,125
Additional paid in capital	34,124	112,499
Accumulated deficit	(362,318)	(532,472)

Total Stockholders' Equity	(324,194)	(411,848)
Total Liabilities and Stockholders' Equity	$77,081	$47,683

The accompanying notes are an integral part of the financial statements.

COLORDO CERAMIC TILE, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	June 30, 2010	June 30, 2011

Sales (net of returns)	$1,026,076	$788,467
Cost of goods sold	732,748	551,796
Gross Profit	293,328	236,671

Operating expenses:
Depreciation	14,784	9,859
Receivable write offs	-	598
Inventory write offs	1,006	1,496
General and administrative	340,846	387,096
	356,636	399,049

Gain (loss) from operations	(63,308)	(162,378)

Other income (expense):
Interest expense	(5,410)	(7,776)

Income (loss) before
provision for income taxes	(68,718)	(170,154)

Provision for income tax	-	-

Net income (loss)	$(68,718)	$(170,154)

Net income (loss) per share
(Basic and fully diluted)	$(0.02)	$(0.02)

Weighted average number of
common shares outstanding	4,000,000	7,178,125

The accompanying notes are an integral part of the financial statements.

COLORADO CERAMIC TILE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
		Amount	Paid in	Retained	Stockholders'
	Shares (1)	$0.001	Capital	Earnings	Equity

Balances at June 30, 2009	4,000,000	$4,000	$34,124	$(293,600)	$(255,476)

Net income (loss) for the year				(68,718)	(68,718)

Balances at June 30, 2010	4,000,000	$4,000	$34,124	$(362,318)	$(324,194)

Stock issued for cash	4,125,000	4,125	78,375		82,500

Net income (loss) for the year				(170,154)	(170,154)

Balances at June 30, 2011	8,125,000	$8,125	$112,499	$(532,472)	$(411,848)

(1) As restated for a 6,757 for 1 forward stock split on May 17, 2010

COLORADO CERAMIC TILE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30, 2010	June 30, 2011

Cash Flows From Operating Activities:
Net income (loss)	$(68,718)	$(170,154)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	14,784	9,859
Accounts receivable	40,958	20,898
Inventory	9,549	(3,453)
Write offs	1,006	2,094
Accrued payables	23,759	78,151
Net cash provided by (used for)
operating activities	21,338	(62,605)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

COLORADO CERAMIC TILE, INC.
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	June 30, 2010	June 30, 2011

Cash Flows From Financing Activities:
Notes payable - borrowings	21,000	12,200
Notes payable - payments	(42,911)	(29,440)
Bank overdraft	573	(2,655)
Sales of common stock	-	82,500
Net cash provided by (used for)
financing activities	(21,338)	62,605

Net Increase (Decrease) In Cash	-	-

Cash At The Beginning Of The Period	-	-

Cash At The End Of The Period	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure:

Cash paid for interest	$6,952	$7,920
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

COLORADO CERAMIC TILE, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2011

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Colorado Ceramic Tile, Inc. (the “Company”), was incorporated in the State of Colorado on March 27, 1995. The Company sells and installs stone and tile.

Fiscal year

The Company employs a fiscal accounting year ending June 30.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2010 and 2011 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

Inventories

Inventories, consisting of ceramic tile, are stated at the lower of cost or market (first-in, first-out method). Costs capitalized to inventory include the purchase price, transportation costs, and any other expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. Costs of good sold include those expenditures capitalized to inventory.

COLORADO CERAMIC TILE, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2011

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales is recognized subsequent to a customer ordering a product at an agreed upon price, delivery has occurred, and collectability is reasonably assured.

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs in fiscal year 2010 and 2011 of $824 and $336.

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

At June 30, 2010 and 2011 the Company had net operating loss carryforwards of approximately $320,000 and $488,000 which begin to expire in 2024. The deferred tax asset of approximately $65,000 and $98,000 in 2010 and 2011 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2010 and 2011 was $13,000 and $33,000.

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

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

COLORADO CERAMIC TILE, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2011

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

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

Products and services

The Company earns revenue from the sale and installation of stone and tile, but does not separate sales into different operating segments.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

NOTE 2. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	June 30,	June 30,
	2010	2011

Vehicles	$138,016	$138,016
Office equipment	11,800	11,800
Machinery & equipment	16,987	16,987
	166,803	166,803
Less accumulated depreciation	(152,639)	(162,498)
Total	$14,164	$4,305

Depreciation expense in fiscal year 2010 and 2011 was $14,784 and $9,859.

COLORADO CERAMIC TILE, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2011

NOTE 3. NOTES PAYABLE

The Company has been advanced unsecured, non-interest bearing, due on demand working capital loans from various related parties. The balance on these loans at June 30, 2010 and 2011 was $85,178, and $85,678.

The Company has also been advanced secured by inventory, non-interest bearing, due on demand working capital loans from a non-related party. The balance on these loans at June 30, 2010 and 2011was $66,609, and $66,059. The Company carries a revolving, due on demand, variable interest rate line of credit with a bank, providing for a credit line up to $50,000, secured by all Company assets, with an outstanding balance at June 30, 2010 and 2011, and December 31, 2010 of $49,505 and $43,555, and a corresponding remaining available balance for borrowing at each date of $495 and $6,445. There are no financial covenants associated with the line of credit. The Company has various vehicle loans outstanding, secured by Company vehicles, with interest rates from 6.5% to 9.3%, requiring monthly payments, and with due dates from November 2012 through January 2013. The outstanding balance on vehicle loans at June 30, 2010 and 2011was $29,858 and $18,618. One of the vehicles with a purchase price of approximately $36,000 is held in the name of a related party shareholder.

The principal balance due on all notes payable at June 30, 2010 and 2011 was $231,150 (current $213,127 and long term $18,023) and $213,910 (current $208,235 and long term $5,675). Future required principal payments under all notes payable by year from June 30, 2010 forward are: year end June 30, 2012 $208,235, year end June 30, 2013 $5,675, Total $213,910.

Accrued interest payable under all notes payable at June 30, 2010 and 2011 was $462 and $318. Interest expense in fiscal year 2010 and 2011 was $5,410, and $7,776.

NOTE 4. LEASE COMMITMENTS

The Company rents space under a month to month commercial operating lease with payments of approximately $4,000 per month plus costs. The lease expires in December 2011. The building under lease is currently in receivership due to the owner’s bankruptcy, and the receiver may terminate the Company’s lease at anytime with 30 days notice. The Company at June 30, 2010 and 2011 had an accrued rent payable balance of $48,025 and $63,162. Rent expense in fiscal year 2010 and 2011 was $83,925 and $49,637.

COLORADO CERAMIC TILE, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2011

NOTE 5.  GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through increased marketing efforts to generate greater revenues from sales of stone and tile. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these financial statements and determined that there are no reportable subsequent events.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of October 2011.

COLORADO CERAMIC TILE, INC.

By:	/s/ Sandie Venezia
Sandie Venezia, Principal Executive Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Sandie Venezia	Principal Executive Officer,
Sandie Venezia	Principal Financial and
Accounting Officer,
	Director	October 12, 2011

/s/ Mark Rodenbeck	Director	October 12, 2011
Mark Rodenbeck