Form 10-Q
period 2011-09-30
Colorado Ceramic Tile, Inc.
filed 2011-11-21
CIK 1497572

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant To Section 13 or 15(d) of The Securities  Exchange
    Act Of 1934

                For the quarterly period ended September 30, 2011

|_| Transition  Report Under Section 13 or 15(d) of The Securities  Exchange Act
    Of 1934

             For the transition period from __________ to __________

                       Commission File Number: 333-171658

                           COLORADO CERAMIC TILE, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

               Colorado                                  84-1307164
    -------------------------------         -----------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
   of incorporation or organization)


                             4151 E. County Line Rd.
                              Centennial, CO 80122
                   -----------------------------------------
          (Address of principal executive offices, including Zip Code)

                                  303-721-9198
                      ------------------------------------
                (Issuer's telephone number, including area code)

(Former name or former address if changed since last report) Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer      [ ]      Accelerated filer           [ ]

Non-accelerated filer        [ ]      Smaller reporting company   [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,125,000 shares of common stock as of November 15, 2011.

                           COLORADO CERAMIC TILE, INC.

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                        Quarter Ended September 30, 2011

                           COLORADO CERAMIC TILE, INC.
                              Financial Statements


                                TABLE OF CONTENTS


                                                           Page
                                                           ----

FINANCIAL STATEMENTS

      Balance sheets                                          1
      Statements of operation                                 2
      Statements of cash flows                                3
      Notes to consolidated financial statements              5

                           COLORDO CERAMIC TILE, INC.
                                 BALANCE SHEETS

                                                                Sept. 30, 2011
                                               June 30, 2011      (Unaudited)
                                               -------------    --------------
   ASSETS
      Current assets
            Accounts receivable                $     21,633     $       57,551
            Inventory                                17,552             18,248
                                               -------------    --------------
                   Total current assets              39,185             75,799
                                               -------------    --------------
            Deposits                                  4,193              4,193
            Fixed assets - net                        4,305                451
                                               -------------    --------------
      Total Assets                             $     47,683     $       80,443
                                               =============    ==============

   LIABILITIES & STOCKHOLDERS' EQUITY
      Current liabilities
            Bank overdraft                            1,674              9,991
            Accounts payable                        243,629            265,395
            Notes payable - current                 208,235            224,190
            Accrued interest payable                    318                237
                                               -------------    --------------
                   Total current liabilities        453,856            499,813
                                               -------------    --------------

      Long term liabilities
            Notes payable                             5,675              4,376
                                               -------------    --------------
            Total long term liabilities               5,675              4,376
                                               -------------    --------------
      Total Liabilities                             459,531            504,189
                                               -------------    --------------

      Stockholders' Equity
            Preferred stock, $.001 par value;
             10,000,000 shares authorized;
             No shares issued & outstanding               -                  -
            Common stock, $.001 par value;
             100,000,000 shares authorized;
             8,125,000 shares issued and
             outstanding                              8,125              8,125
            Additional paid in capital              112,499            112,499
            Accumulated deficit                    (532,472)          (544,370)
                                               -------------    --------------

      Total Stockholders' Equity                   (411,848)          (423,746)
                                               -------------    --------------
      Total Liabilities and Stockholders'
       Equity                                  $     47,683     $       80,443
                                               =============    ==============

    The accompanying notes are an integral part of the financial statements.

                           COLORDO CERAMIC TILE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months       Three Months
                                                    Ended            Ended
                                               Sept. 30, 2010     Sept. 30, 2011
                                               --------------     --------------

   Sales (net of returns)                      $     272,199      $    250,593
   Cost of goods sold                                194,727           163,890
                                               --------------     --------------
   Gross Profit                                       77,472            86,703
                                               --------------     --------------
   Operating expenses:
        Depreciation                                   3,669             3,854
        General and administrative                    84,671            93,722
                                               --------------     --------------
                                                      88,340            97,576
                                               --------------     --------------

   Gain (loss) from operations                       (10,868)          (10,873)
                                               --------------     --------------
   Other income (expense):
        Interest expense                              (1,933)           (1,025)
                                               --------------     --------------
   Income (loss) before
     provision for income taxes                      (12,801)          (11,898)
   Provision for income tax                                -                 -
                                               --------------     --------------
   Net income (loss)                           $     (12,801)     $    (11,898)
                                               ==============     ==============
   Net income (loss) per share
   (Basic and fully diluted)                   $       (0.00)     $      (0.00)
                                               ==============     ==============
   Weighted average number of
     common shares outstanding                     5,487,500         8,125,000
                                               ==============     ==============

    The accompanying notes are an integral part of the financial statements.

                           COLORADO CERAMIC TILE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Three Months     Three Months
                                                      Ended           Ended
                                                 Sept. 30, 2010   Sept. 30, 2011
                                                 --------------   --------------

   Cash Flows From Operating
   Activities:

        Net income (loss)                        $     (12,801)   $    (11,898)
        Adjustments to reconcile net
         loss to net cash provided by
         (used for) operating activities:

             Depreciation                                3,669           3,854
             Accounts receivable                       (16,650)        (35,918)
             Inventory                                    (409)           (696)
             Bank Overdraft                             (4,329)          8,317
             Accrued payables                           36,560          21,685
                                                 --------------   --------------
              Net cash provided by (used for)
               operating activities                      6,040         (14,656)
                                                 --------------   --------------

   Cash Flows From Investing Activities:
                                                             -               -
                                                 --------------   --------------
              Net cash provided by (used for)
               investing activities                          -               -
                                                 --------------   --------------

                          (Continued On Following Page)


    The accompanying notes are an integral part of the financial statements.

                           COLORADO CERAMIC TILE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                         (Continued From Previous Page)



                                                  Three Months     Three Months
                                                      Ended           Ended
                                                 Sept. 30, 2010   Sept. 30, 2011
                                                 --------------   --------------

   Cash Flows From Financing Activities:
      Notes payable - borrowings                         1,300          24,500
      Notes payable - payments                          (5,627)         (9,844)
      Sales of common stock                             59,500               -
                                                 --------------   --------------
           Net cash provided by (used for)
            financing activities                        55,173          14,656
                                                 --------------   --------------

   Net Increase (Decrease) In Cash                      61,213               -

   Cash At The Beginning Of The Period                       -               -
                                                 --------------   --------------

   Cash At The End Of The Period                 $      61,213    $          -
                                                 ==============   ==============

   Schedule Of Non-Cash Investing And
    Financing Activities

   None

   Supplemental Disclosure:

   Cash paid for interest                        $       1,916    $      1,106

   Cash paid for income taxes                    $           -    $          -


    The accompanying notes are an integral part of the financial statements.

                           COLORADO CERAMIC TILE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Colorado Ceramic Tile, Inc. (the "Company"), was incorporated in the State of StateplaceColorado on March 27, 1995. The Company sells and installs stone and tile.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

     The following discussion analyzes the Company's financial condition and summarizes the results of operations for the three months ended September 30, 2011. This discussion and analysis should be read in conjunction with the Company's financial statements included as part of this report.

     The Company currently sells a variety of hard surfacing products, including ceramic and porcelain tile, natural stone, glass, metal accents, hardwood flooring, rubber and leather flooring, engineered counter surfaces, as well as custom shower doors.

     The Company's products can be used in numerous applications including:

     o    Flooring;
     o    Wall Coverings;
     o    Kitchens;
     o    Decks and Patios;
     o    Bath and Shower Enclosures; and
     o    Swimming Pool and Spas.

     The  Company  also  offers   installation   services  through   experienced
independent contractors.

Results of Operations
---------------------

     Material changes of items in the Company's Statement of Operations for the three months ended September 30, 2011 as compared to the same period in the prior year are discussed below:

                              Increase (I)
    Item                     or Decrease (D)  Reason
    ----                     ---------------  ------

Sales                              D          Continued recession impacting
                                              the home construction market

General and Administrative         I          Increased legal and accounting
expenses                                      expenses

     The factors that most significantly affected the Company's results of operations were:

          i) the prices of tile, marble and stone; and

          ii)the condition of the residential and commercial construction markets.

     Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or were reasonably expected to have, a material impact on the Company's sales, revenues, expenses or results of operations.

Liquidity and Capital Resources
-------------------------------

     The Company's sources and (uses) of funds for the three months ended September 30, 2011 and 2010 are shown below:

                                             Three Months Ended September 30,
                                                2010                2011
                                                ----                ----
Net cash provided (used) by
   operations                                   6,040            (14,656)

Repayment of loans, net of borrowings          (4,327)            14,656

Sale of common stock                           59,500                  -


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

Contractual Obligations
-----------------------

     The Company's material future contractual obligations as of September 30, 2011 were as follows:

                           Amounts due during twelve months ending September 30,
                           -----------------------------------------------------
Item                Total           2012          2013         2014
----                -----           ----          ----         ----

Notes Payable     $228,556        $224,190      $4,376           --

Accounting Policies
-------------------

     See Note 1 to the financial statements included as part of this report for a description of critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Plan of Reorganization
----------------------

     The Company's business plan involved opening additional stores in Colorado. However, the Company has been unable to raise the additional capital required to open additional stores, due to the current recession which has, in particular, impacted the construction and home improvement sectors.

     With a view to enhancing shareholder value, the Company plans to reorganize by:

          o    disposing of its existing business; and
          o    acquiring   another  business  that  is  not  involved  with  the
               construction or home improvement industries.

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2011, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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




                                      COLORADO CERAMIC TILE, INC.


November 18, 2011                     By: /s/ Sandie Venezia
                                          -----------------------------------
                                          Sandie Venezia, Principal Executive
                                          and Financial Officer