Form 10-Q
period 2011-12-31
Colorado Ceramic Tile, Inc.
filed 2012-02-15
CIK 1497572

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant To Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

                For the quarterly period ended December 31, 2011

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission File Number: None

                           COLORADO CERAMIC TILE, INC.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

               Colorado                                   84-1307164
 ---------------------------------          -----------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

                             4151 E. County Line Rd.
                              Centennial, CO 80122
                       ----------------------------------
          (Address of principal executive offices, including Zip Code)


                                  303-721-9198
                                  ------------
                (Issuer's telephone number, including area code)

          (Former name or former address if changed since last report)
          ------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer            [ ]     Accelerated filer            [ ]

Non-accelerated filer              [ ]     Smaller reporting company    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes? [ ] No [X] State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,125,000 shares of common stock as of February 10, 2012.

                           COLORADO CERAMIC TILE, INC.

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                         Quarter Ended December 31, 2011

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

                           COLORDO CERAMIC TILE, INC.
                                 BALANCE SHEETS
                                                                  Dec. 31, 2011
                                              June 30, 2011        (Unaudited)
                                            ------------------  ----------------
    ASSETS
      Current assets

            Accounts receivable             $           21,633  $       32,894
            Inventory                                   17,552          18,389
                                            ------------------  ----------------
              Total current assets                      39,185          51,283
                                            ------------------  ----------------
            Deposits                                     4,193           4,193
            Fixed assets - net                           4,305             656
                                            ------------------  ----------------
      Total Assets                          $           47,683  $       56,132
                                            ==================  ================

    LIABILITIES & STOCKHOLDERS' EQUITY

      Current liabilities
            Bank overdraft                  $            1,674  $        3,652
            Accounts payable                           243,629         246,230
            Notes payable - current                    208,235         209,466
            Accrued interest payable                       318             215
                                            ------------------  ----------------
              Total current liabilities                453,856         459,563
                                            ------------------  ----------------
      Long term liabilities
            Notes payable                                5,675               -
                                            ------------------  ----------------
              Total long term liabilities                5,675               -
                                            ------------------  ----------------
      Total Liabilities                                459,531         459,563
                                            ------------------  ----------------

      Stockholders' Equity
           Preferred stock, $.001 par
            value; 10,000,000 shares
            authorized; No shares
            issued & outstanding                             -               -
           Common stock, $.001 par
            value; 100,000,000 shares
            authorized; 8,125,000
            shares issued and outstanding                8,125           8,125
           Additional paid in capital                  112,499         112,499
           Accumulated deficit                        (532,472)       (524,055)
                                            ------------------  ----------------
      Total Stockholders' Equity                      (411,848)       (403,431)
                                            ------------------  ----------------
      Total Liabilities and Stockholders'
      Equity                                $          47,683   $        56,132
                                            ==================  ================

     The accompanying notes are an integral part of the financial statements.

                           COLORDO CERAMIC TILE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                Three Months      Three Months      Six Months       Six Months
                                    Ended             Ended            Ended            Ended
                               Dec. 31, 2010      Dec. 31, 2011    Dec. 31, 2010   Dec. 31, 2011
                              -----------------  ----------------  --------------  ---------------

   Sales (net of returns)     $       162,663    $       199,769   $    434,862    $    450,362
   Cost of goods sold                 110,128            163,890        304,855         298,620
                              -----------------  ----------------  --------------  ---------------
   Gross Profit                        52,535             35,879        130,007         151,742
                              -----------------  ----------------  --------------  ---------------
   Operating expenses:
       Depreciation                     3,682              1,824          7,351           3,649
       General and
        administrative                124,991             22,592        209,662         145,474
                              -----------------  ----------------  --------------  ---------------
                                      128,673             24,416        217,013         149,123
                              -----------------  ----------------  --------------  ---------------
   Gain (loss) from
    operations                        (76,138)            11,463        (87,006)          2,619
                              -----------------  ----------------  --------------  ---------------
   Other income (expense):
        Gain on debt relief                 -              7,906              -           7,906
        Interest expense               (3,664)            (1,083)        (5,597)         (2,108)
                              -----------------  ----------------  --------------  ---------------
                                       (3,664)             6,823         (5,597)          5,798
                              -----------------  ----------------  --------------  ---------------
   Income (loss) before
     provision for income
     taxes                            (79,802)            18,286        (92,603)          8,417
   Provision for income tax                 -                  -              -               -
                              -----------------  ----------------  --------------  ---------------
   Net income (loss)          $       (79,802)   $        18,286   $    (92,603)   $      8,417
                              =================  ================  ==============  ===============
   Net income (loss) per
    share
   (Basic and fully diluted)  $         (0.01)   $          0.00   $      (0.02)   $       0.00
                              =================  ================  ==============  ===============
   Weighted average number
    of common shares
    outstanding                     8,125,000          8,125,000      6,062,500       8,125,000
                              =================  ================  ==============  ===============

    The accompanying notes are an integral part of the financial statements.

                           COLORADO CERAMIC TILE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Six Months      Six Months
                                                       Ended          Ended
                                                   Dec. 31, 2010   Dec. 31, 2011
                                                   -------------   -------------

   Cash Flows From Operating Activities:
     Net income (loss)                             $   (92,603)    $    8,417

     Adjustments to reconcile net loss to
      net cash provided by (used for)
      operating activities:
        Depreciation                                     7,351          3,649
        Accounts receivable                             24,675        (11,261)
        Inventory                                          (51)          (837)
        Bank overdraft                                  (4,329)         1,978
        Gain on debt relief                                  -         (7,906)
        Accrued payables                                40,693          2,523
                                                   -------------   -------------
           Net cash provided by (used for)
            operating activities                       (24,264)        (3,437)
                                                   -------------   -------------
   Cash Flows From Investing Activities:
                                                             -              -
                                                   -------------   -------------
            Net cash provided by used for)
             investing activities                            -              -
                                                   -------------   -------------




                          (Continued On Following Page)

    The accompanying notes are an integral part of the financial statements.

                           COLORADO CERAMIC TILE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                         (Continued From Previous Page)



                                                     Six Months      Six Months
                                                       Ended          Ended
                                                   Dec. 31, 2010   Dec. 31, 2011
                                                   -------------   -------------

   Cash Flows From Financing Activities:
      Notes payable - borrowings                        11,300         29,300
      Notes payable - payments                         (15,303)       (25,863)
      Sales of common stock                             82,500              -
                                                   -------------   -------------
         Net cash provided by (used for)
          financing activities                          78,497          3,437
                                                   -------------   -------------

   Net Increase (Decrease) In Cash                      54,233              -

   Cash At The Beginning Of The Period                       -              -
                                                   -------------   -------------

   Cash At The End Of The Period                        54,233              -
                                                   =============   =============


   Schedule Of Non-Cash Investing And Financing Activities

   None

   Supplemental Disclosure:

   Cash paid for interest                          $     5,454      $   2,033

   Cash paid for income taxes                      $         -      $       -


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

Basis of Presentation
---------------------

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

Use of Estimates
----------------

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

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable
-------------------

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Property and equipment
----------------------

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

                           COLORADO CERAMIC TILE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition
-------------------

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectibility is reasonably assured.

Income tax
----------

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

Net income (loss) per share
---------------------------

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments
---------------------

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets
-----------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

     The following discussion analyzes the Company's financial condition and summarizes the results of operations for the three months ended December 31, 2011 and the six months ended December 31, 2011 and 2010. This discussion and analysis should be read in conjunction with the Company's financial statements included as part of this report.

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

Results of Operations
---------------------

     Material changes of items in the Company's Statement of Operations for the three months ended December 31, 2011 as compared to the same period in the prior year are discussed below:

                              Increase (I)
    Item                     or Decrease (D)  Reason
    ----                     ---------------  ------
    Sales                           I         Small commercial installations.

    Gross Profit (as a percent      D         Sale of products with lower
    of sales)                                 margins.

    General and Administrative      D         Reduction in compensation to
    Expenses                                  officers and employees.

     Material changes of items in the Company's Statement of Operations for the six months ended December 31, 2011 as compared to the same period in the prior year are discussed below:

                               Increase (I)
    Item                     or Decrease (D)  Reason
    ----                     ---------------  ------

    Sales                           I         Small commercial jobs.

    Gross Profit (as a percent      I         Sale of products with higher
    of sales)                                 margins.

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

Liquidity and Capital Resources
-------------------------------

     The Company's sources and (uses) of funds for the six months ended December 31, 2011 and 2010 are shown below:

                                                  Six Months Ended December 31,
                                                  ----------------------------
                                                      2010           2011
                                                      ----           ----
Net cash provided (used) by
   Operations                                      $(24,264)      $(3,437)
Loan Proceeds                                        11,300        29,300
Repayment of loans                                  (15,303)      (25,863)
Sale of common stock                                 82,500            --

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

Contractual Obligations
-----------------------

     The Company's material future contractual obligations as of December 31, 2011 were as follows:

                     Amounts due during twelve months ending December 31,
                     ----------------------------------------------------
Item                   Total           2012          2013         2014
----                   -----           ----          ----         ----

Notes Payable        $209,466        $209,466         --            --

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

     On November 29, 2011 a reorganization plan was approved by the shareholders that involed:

          1) the transfer of all of the Company's assets to CCT, Inc., a wholly-owned subsidiary of the Company;

          2) the sale of CCT, Inc. to Sandie Venezia, an officer and director of the Company for $500;

          3) the Company's acquisition of the assets of Carbon Based Partners, LLC ("CBP") for $500.

     In connection with the plan of reorganization, the Company's shareholders:

          o approved a resolution changing the name of the Company to Carbon Based Partners, Inc.

          o approved a forward split the Company's common stock on a 36 for 1 basis.

     As part of the reorganization, Sandie Venezia and Mark Rodenbeck, both officers, directors and principal shareholders of the Company, agreed to:

          o each sell 2,000,000 shares of the Company's common stock to CBP for cash,

          o appoint the management of CBP as management of the Company and then

          o    resign as officers and directors of the Company.

     In November, 2011, the Company and CBP executed an Asset Purchase Agreement and Ms. Veneza, Mr. Rodenbeck and CBP executed a Stock Purchase Agreement pursuant to the plan of reorganization. In December 2011 both agreements were mutually terminated.

     On February 14, 2012 shareholders owning a majority of the Company's outstanding shares adopted resolutions which changed the name of the Company back to Colorado Ceramic Tile, Inc. and reversed split the Company's outstanding shares of common stock on a 1 for 36 basis.

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2011, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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




                                      COLORADO CERAMIC TILE, INC.

February 14, 2012                     /s/ Sandie Venezia
                                      ---------------------------------------
                                      Sandie Venezia, Principal Executive and
                                      Financial Officer