Form 10-Q/A
period 2011-09-30
Colorado Ceramic Tile, Inc.
filed 2012-03-23
CIK 1497572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment #1)

☒ Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2011

☐ Transition Report Under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number:   333-171658

COLORADO CERAMIC TILE, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1307164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4151 E. County Line Rd.
Centennial, CO 80122
(Address of principal executive offices, including Zip Code)

303-721-9198
 (Issuer’s telephone number, including area code)

____________________________________________
(Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,125,000 shares of common stock as of November 15, 2011.

Explanatory Note for Amendment 1:

This amendment 1 to our Quarterly report only furnishes the XBRL presentation not filed with the original 10Q filed on November 21, 2011. No other changes revisions or updates were made to the original filing.

PART I

Item 1.   Financial Statements

COLORADO CERAMIC TILE, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2011

COLORADO CERAMIC TILE, INC.
Financial Statements

COLORDO CERAMIC TILE, INC.
BALANCE SHEETS

		Sept. 30, 2011
	June 30, 2011	(Unaudited)

ASSETS
Current assets
Accounts receivable	$21,633	$57,551
Inventory	17,552	18,248
Total current assets	39,185	75,799

Deposits	4,193	4,193
Fixed assets - net	4,305	451

Total Assets	$47,683	$80,443

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	$1,674	$9,991
Accounts payable	243,629	265,395
Notes payable - current	208,235	224,190
Accrued interest payable	318	237
Total current liabilities	453,856	499,813

Long term liabilities
Notes payable	5,675	4,376
Total long term liabilities	5,675	4,376

Total Liabilities	459,531	504,189

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;
8,125,000 shares issued and outstanding	8,125	8,125
Additional paid in capital	112,499	112,499
Accumulated deficit	(532,472)	(544,370)

Total Stockholders' Equity	(411,848)	(423,746)
Total Liabilities and Stockholders' Equity	$47,683	$80,443

The accompanying notes are an integral part of the financial statements.

COLORDO CERAMIC TILE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Sept. 30, 2010	Sept. 30, 2011

Sales (net of returns)	$272,199	$250,593
Cost of goods sold	194,727	163,890
Gross Profit	77,472	86,703

Operating expenses:
Depreciation	3,669	3,854
General and administrative	84,671	93,722
	88,340	97,576

Gain (loss) from operations	(10,868)	(10,873)

Other income (expense):
Interest expense	(1,933)	(1,025)

Income (loss) before
provision for income taxes	(12,801)	(11,898)

Provision for income tax	-	-

Net income (loss)	$(12,801)	$(11,898)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,487,500	8,125,000

The accompanying notes are an integral part of the financial statements.

COLORADO CERAMIC TILE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Sept. 30, 2010	Sept. 30, 2011

Cash Flows From Operating Activities:
Net income (loss)	$(12,801)	$(11,898)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	3,669	3,854
Accounts receivable	(16,650)	(35,918)
Inventory	(409)	(696)
Bank Overdraft	(4,329)	8,317
Accrued payables	36,560	21,685
Net cash provided by (used for)
operating activities	6,040	(14,656)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

COLORADO CERAMIC TILE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Sept. 30, 2010	Sept. 30, 2011

Cash Flows From Financing Activities:
Notes payable - borrowings	1,300	24,500
Notes payable - payments	(5,627)	(9,844)
Sales of common stock	59,500	-
Net cash provided by (used for)
financing activities	55,173	14,656

Net Increase (Decrease) In Cash	61,213	-

Cash At The Beginning Of The Period	-	-

Cash At The End Of The Period	$61,213	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure:

Cash paid for interest	$1,916	$1,106
Cash paid for income taxes	$-	$-

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Plan of Operation

The following discussion analyzes the Company’s financial condition and summarizes the results of operations for the three months ended September 30, 2011.  This discussion and analysis should be read in conjunction with the Company’s financial statements included as part of this report.

The Company currently sells a variety of hard surfacing products, including ceramic and porcelain tile, natural stone, glass, metal accents, hardwood flooring, rubber and leather flooring, engineered counter surfaces, as well as custom shower doors.

The Company’s products can be used in numerous applications including:

●	Flooring;
●	Wall Coverings;
●	Kitchens;
●	Decks and Patios;
●	Bath and Shower Enclosures; and
●	Swimming Pool and Spas.

The Company also offers installation services through experienced independent contractors.

Results of Operations

Material changes of items in the Company’s Statement of Operations for the three months ended September 30, 2011 as compared to the same period in the prior year are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales	D	Continued recession impacting the home construction market

General and Administrative expenses	I	Increased legal and accounting expenses

The factors that most significantly affected the Company’s results of operations were:

i)	the prices of tile, marble and stone; and
ii)	the condition of the residential and commercial construction markets.

Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or were reasonably expected to have, a material impact on the Company’s sales, revenues, expenses or results of operations.

Liquidity and Capital Resources

The Company’s sources and (uses) of funds for the three months ended September 30, 2011 and 2010 are shown below:

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

Other than as disclosed above, the Company does not know of any

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in the Company’s liquidity; or

●	significant changes in the Company’s expected sources and uses of cash.

Contractual Obligations

The Company’s material future contractual obligations as of September 30, 2011 were as follows:

	Amounts due during twelve months ending September 30,
Item	Total	2012	2013	2014

Notes Payable	$228,556	$224,190	$4,376	--

Accounting Policies

See Note 1 to the financial statements included as part of this report for a description of critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Plan of Reorganization

The Company’s business plan involved opening additional stores in Colorado.  However, the Company has been unable to raise the additional capital required to open additional stores, due to the current recession which has, in particular, impacted the construction and home improvement sectors.

With a view to enhancing shareholder value, the Company plans to reorganize by:

●	disposing of its existing business; and
●	acquiring another business that is not involved with the construction or home improvement industries.

Item 4.   Controls and Procedures.

(a)           The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2011, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)            Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 6.   Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO CERAMIC TILE, INC.

March 23, 2012	By:	/s/ Sandie Venezia
Sandie Venezia
Principal Executive and Financial Officer