Form 10-Q/A
period 2011-12-31
Colorado Ceramic Tile, Inc.
filed 2012-03-26
CIK 1497572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment #1

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number:   None

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note for Amendment 1:

This amendment 1 to our Quarterly report only furnishes the XBRL presentation not filed with the original 10Q filed on February 15, 2012. No other changes revisions or updates were made to the original filing.

PART I

Item 1.   Financial Statements

COLORADO CERAMIC TILE, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2011

COLORADO CERAMIC TILE, INC.
Financial Statements

COLORDO CERAMIC TILE, INC.
BALANCE SHEETS

	June 30, 2011	Dec. 31, 2011
		(Unaudited)
ASSETS

Current assets
Accounts receivable	$21,633	$32,894
Inventory	17,552	18,389
Total current assets	39,185	51,283

Deposits	4,193	4,193
Fixed assets - net	4,305	656

Total Assets	$47,683	$56,132

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$1,674	$3,652
Accounts payable	243,629	246,230
Notes payable - current	208,235	209,466
Accrued interest payable	318	215
Total current liabilities	453,856	459,563

Long term liabilities
Notes payable	5,675	-
Total long term liabilities	5,675	-

Total Liabilities	459,531	459,563

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;
8,125,000 shares issued and outstanding	8,125	8,125
Additional paid in capital	112,499	112,499
Accumulated deficit	(532,472)	(524,055)

Total Stockholders' Equity	(411,848)	(403,431)
Total Liabilities and Stockholders' Equity	$47,683	$56,132

The accompanying notes are an integral part of the financial statements.

COLORDO CERAMIC TILE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011

Sales (net of returns)	$162,663	$199,769	$434,862	$450,362
Cost of goods sold	110,128	163,890	304,855	298,620
Gross Profit	52,535	35,879	130,007	151,742

Operating expenses:
Depreciation	3,682	1,824	7,351	3,649
General and administrative	124,991	22,592	209,662	145,474
	128,673	24,416	217,013	149,123

Gain (loss) from operations	(76,138)	11,463	(87,006)	2,619

Other income (expense):
Gain on debt relief	-	7,906	-	7,906
Interest expense	(3,664)	(1,083)	(5,597)	(2,108)
	(3,664)	6,823	(5,597)	5,798
Income (loss) before
provision for income taxes	(79,802)	18,286	(92,603)	8,417

Provision for income tax	-	-	-	-

Net income (loss)	$(79,802)	$18,286	$(92,603)	$8,417

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average number of
common shares outstanding	8,125,000	8,125,000	6,062,500	8,125,000

The accompanying notes are an integral part of the financial statements.

COLORADO CERAMIC TILE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	Dec. 31, 2010	Dec. 31, 2011

Cash Flows From Operating Activities:
Net income (loss)	$(92,603)	$8,417

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	7,351	3,649
Accounts receivable	24,675	(11,261)
Inventory	(51)	(837)
Bank overdraft	(4,329)	1,978
Gain on debt relief	-	(7,906)
Accrued payables	40,693	2,523
Net cash provided by (used for)
operating activities	(24,264)	(3,437)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

COLORADO CERAMIC TILE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	Dec. 31, 2010	Dec. 31, 2011

Cash Flows From Financing Activities:
Notes payable - borrowings	11,300	29,300
Notes payable - payments	(15,303)	(25,863)
Sales of common stock	82,500	-
Net cash provided by (used for)
financing activities	78,497	3,437

Net Increase (Decrease) In Cash	54,233	-

Cash At The Beginning Of The Period	-	-

Cash At The End Of The Period	$54,233	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure:

Cash paid for interest	$5,454	$2,033
Cash paid for income taxes	$-	$-

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

Results of Operations

Material changes of items in the Company’s Statement of Operations for the three months ended December 31, 2011 as compared to the same period in the prior year are discussed below:

Increase (I)
Item	or Decrease (D)	Reason

Sales	I	Small commercial installations.

Gross Profit (as a percent of sales)	D	Sale of products with lower margins.

General and Administrative Expenses	D	Reduction in compensation to officers and employees.

Material changes of items in the Company’s Statement of Operations for the six months ended December 31, 2011 as compared to the same period in the prior year are discussed below:

Increase (I)
Item	or Decrease (D)	Reason

Sales	I	Small commercial jobs.

Gross Profit (as a percent of sales)	I	Sale of products with higher margins.

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

Liquidity and Capital Resources

The Company’s sources and (uses) of funds for the six months ended December 31, 2011 and 2010 are shown below:

	Six Months Ended December 31,
	2010	2011
Net cash provided (used) by
Operations	$(24,264)	$(3,437)
Loan Proceeds	11,300	29,300
Repayment of loans	(15,303)	(25,863)
Sale of common stock	82,500	--

The Company does not have any commitments or arrangements from any person to provide it with any additional capital.  If additional financing is not available when needed, the Company may need to alter its business plan.  The Company may not be successful in raising the capital needed.

Other than as disclosed above, the Company does not know of any

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in the Company’s liquidity; or

●	significant changes in the Company’s expected sources and uses of cash.

Contractual Obligations

The Company’s material future contractual obligations as of December 31, 2011 were as follows:

	Amounts due during twelve months ending December 31,
Item	Total	2012	2013	2014

Notes Payable	$209,466	$209,466	--	--

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

With a view to enhancing shareholder value, the Company plans to reorganize by:

●	disposing of its existing business; and

●	acquiring another business that is not involved with the construction or home improvement industries.

On November 29, 2011 a reorganization plan was approved by the shareholders that involed:

1)	the transfer of all of the Company’s assets to CCT, Inc., a wholly-owned subsidiary of the Company;

2)	the sale of CCT, Inc. to Sandie Venezia, an officer and director of the Company for $500;

3)	the Company’s acquisition of the assets of Carbon Based Partners, LLC (“CBP”) for $500.

In connection with the plan of reorganization, the Company’s shareholders:

●	approved a resolution changing the name of the Company to Carbon Based Partners, Inc.

●	approved a forward split the Company’s common stock on a 36 for 1 basis.

As part of the reorganization, Sandie Venezia and Mark Rodenbeck, both officers, directors and principal shareholders of the Company, agreed to:

●	each sell 2,000,000 shares of the Company’s common stock to CBP for cash,

●	appoint the management of CBP as management of the Company and then

●	resign as officers and directors of the Company.

In November, 2011, the Company and CBP executed an Asset Purchase Agreement and Ms. Veneza, Mr. Rodenbeck and CBP executed a Stock Purchase Agreement pursuant to the plan of reorganization.  In December 2011 both agreements were mutually terminated.

On February 14, 2012 shareholders owning a majority of the Company’s outstanding shares adopted resolutions which changed the name of the Company back to Colorado Ceramic Tile, Inc. and reversed split the Company’s outstanding shares of common stock on a 1 for 36 basis.

Item 4.   Controls and Procedures.

(a)           The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2011, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

(b)            Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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