Form 10-Q
period 2012-03-31
Colorado Ceramic Tile, Inc.
filed 2012-05-15
CIK 1497572

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| Quarterly Report Pursuant To Section 13 or 15(d) of The Securities
                              Exchange Act Of 1934

                  For the quarterly period ended March 31, 2012

   |_| Transition Report Under Section 13 or 15(d) of The Securities Exchange
                                   Act Of 1934

             For the transition period from __________ to __________

                       Commission File Number: 333-171658

                                NANO LABS CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                 84-1307164
------------------------------------       ------------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                                  Calle 4, #37
                     Fraccionamiento Industrial Alce Blanco
                            Municipality of Naucalpan
                       Estado de Mexico, Mexico MCP 53520
                       ----------------------------------
          (Address of principal executive offices, including Zip Code)

                               52-555-359-3446
                               ---------------
               (Issuer's telephone number, including area code)

                           Colorado Ceramic Tile, Inc.
                             4151 E. County Line Rd.
                              Centennial, CO 80122
                          ---------------------------
          (Former name or former address if changed since last report)

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

Large accelerated filer      [ ]             Accelerated filer          [ ]
Non-accelerated filer        [ ]             Smaller reporting company  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,125,000 shares of common stock as of April 30, 2012.

                                 NANO LABS CORP.

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                          Quarter Ended March 31, 2012

                                 NANO LABS CORP.
                              Financial Statements


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

                                 NANO LABS CORP.
                                 BALANCE SHEETS
                                                              Mar. 31, 2012
                                           June 30, 2011       (Unaudited)
                                         ------------------  ----------------
   ASSETS

     Current assets
           Accounts receivable           $       21,633      $           -
           Inventory                             17,552                  -
                                         ------------------  ----------------
                  Total current assets           39,185                  -
                                         ------------------  ----------------
           Deposits                               4,193                  -
           Fixed assets - net                     4,305                  -
                                         ------------------  ----------------
     Total Assets                        $       47,683      $           -
                                         ==================  ================

   LIABILITIES & STOCKHOLDERS' EQUITY

     Current liabilities

           Bank overdraft                         1,674                  -
           Accounts payable                     243,629            230,914
           Notes payable - current              208,235             50,400
           Accrued interest payable                 318                217
                                         ------------------  ----------------
           Total current liabilities            453,856            281,531
                                         ------------------  ----------------

     Long term liabilities

           Notes payable                          5,675                  -
                                         ------------------  ----------------
           Total long term liabilities            5,675                  -
                                         ------------------  ----------------
     Total Liabilities                          459,531            281,531
                                         ------------------  ----------------
     Stockholders' Equity
           Preferred stock, $.001 par
            value; 10,000,000 shares
            authorized; No shares issued
            & outstanding                             -                  -
           Common stock, $.001 par
            value; 100,000,000 shares
            authorized; 8,125,000 shares
            issued and outstanding                8,125              8,125

           Additional paid in capital           112,499            267,794

           Accumulated deficit                 (532,472)          (557,450)
                                         ------------------  ----------------
     Total Stockholders' Equity                (411,848)          (281,531)
                                         ------------------  ----------------
     Total Liabilities and
     Stockholders' Equity                $       47,683      $           -
                                         ==================  ================



    The accompanying notes are an integral part of the financial statements.

                                         NANO LABS CORP.
                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                 Three Months    Three Months      Nine Months     Nine Months
                                     Ended           Ended            Ended            Ended
                                                                                     Mar. 31,
                                 Mar. 31, 2011  Mar. 31, 2012     Mar. 31, 2011        2012
                                 -------------- ---------------  ----------------  -------------



   Sales (net of returns)        $          -   $          -     $          -      $          -
   Cost of goods sold                       -              -                -                 -
                                 -------------- ---------------  ----------------  -------------
   Gross Profit                             -              -                -                 -
                                 -------------- ---------------  ----------------  -------------
   Operating expenses:
      Depreciation                          -              -                -                 -
      General and administrative            -              -                -                 -
                                 -------------- ---------------  ----------------  -------------
                                            -              -                -                 -
                                 -------------- ---------------  ----------------  -------------
   Gain (loss) from operations              -              -                -                 -
                                 -------------- ---------------  ----------------  -------------
   Other income (expense):
        Interest expense                    -              -                -                 -
                                 -------------- ---------------  ----------------  -------------
   Income (loss) from
    continuing operations before
    provision for
    income taxes                            -              -                -                 -
   Provision for income tax                 -              -                -                 -
                                 -------------- ---------------  ----------------  -------------

   Income (loss) from
    continuing operations        $          -   $          -     $          -      $          -

   Discontinued operations:
       Income (loss) from
        discontinued
        operations (including
        loss on
        disposal of $41,590) -
        net of tax                    (42,737)       (33,395)         (135,340)         (24,978)
                                 -------------- ---------------  ----------------  -------------

   Net income (loss)             $    (42,737)  $    (33,395)    $    (135,340)    $    (24,978)
                                 ============== ===============  ================  =============

   Net income (loss) per share
   (Basic and fully diluted):
       Continuing operations                -              -                -                 -

       Discontinued operations          (0.01)         (0.00)           (0.02)            (0.00)
                                 -------------- ---------------  ----------------  -------------
       Total operations          $      (0.01)  $      (0.00)    $      (0.02)     $      (0.00)
                                 ============== ===============  ================  =============
   Weighted average number of
    common shares outstanding       8,125,000      8,125,000        6,366,667         8,125,000
                                 ============== ===============  ================  =============

    The accompanying notes are an integral part of the financial statements.

                                    NANO LABS CORP.
                                STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                Nine Months       Nine Months
                                                    Ended           Ended
                                               Mar. 31, 2011     Mar. 31, 2012
                                            -----------------  ----------------

   Cash Flows From Operating Activities:
        Net income (loss)                   $    (135,340)     $      (24,978)

        Adjustments to reconcile net
         loss to net cash provided
         by (used for) operating
         activities:
             Discontinued operations              135,340              24,978
                                            -----------------  ----------------
             Net cash provided by (used
              for) operating activities                 -                   -
                                            -----------------  ----------------

   Cash Flows From Investing Activities:
                                                        -                   -
                                            -----------------  ----------------
             Net cash provided by (used
              for) investing activities                 -                   -
                                            -----------------  ----------------

                          (Continued On Following Page)



    The accompanying notes are an integral part of the financial statements.

                                 NANO LABS CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                         (Continued From Previous Page)



                                                  Nine Months     Nine Months
                                                    Ended           Ended
                                               Mar. 31, 2011     Mar. 31, 2012
                                            -----------------  ----------------

   Cash Flows From Financing Activities:
                                                        -                  -
                                            -----------------  ----------------
            Net cash provided by (used for)
             financing activities                       -                  -
                                            -----------------  ----------------

   Net Increase (Decrease) In Cash                      -                  -

   Cash At The Beginning Of The Period                  -                  -
                                            -----------------  ----------------


   Cash At The End Of The Period            $           -      $           -
                                            =================  ================


   Schedule Of Non-Cash Investing And Financing Activities

   In March 2012 the Company recorded $155,295 in paid in capital from related party debt relief.

   Supplemental Disclosure:


   Cash paid for interest                    $          -       $          -

   Cash paid for income taxes                $          -       $          -


    The accompanying notes are an integral part of the financial statements.

                                 NANO LABS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Colorado Ceramic Tile, Inc. (the "Company"), was incorporated in the State of Colorado on March 27, 1995. Through the end of March 2012 the Company sold and installed stone and tile. At the end of the quarter ended March 2012 the Company disposed of its tile business, by moving the related assets into a subsidiary corporation, then selling that corporation to a former officer for a nominal sum. Transferrable liabilities were either moved or sold. In April 2012 the Company changed its name to Nano Labs Corp., and is currently evaluating various business opportunities.

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

                                 NANO LABS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

     With a view to enhancing shareholder value, the Company adopted a plan of reorganization which involved:

          o    disposing of its existing business; and

          o    acquiring   another  business  that  is  not  involved  with  the
               construction or home improvement industries.

     On November 29, 2011 a reorganization plan was approved by the shareholders that involved:

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

          o increased the Company's authorized capital to 500,000,000 shares of common stock.

          o approved a forward split the Company's common stock on a 36 for 1 basis.

     As part of the reorganization, Sandie Venezia and Mark Rodenbeck, both officers, directors and principal shareholders of the Company, agreed to each sell 2,000,000 shares of the Company's common stock to CBP for cash.

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

     On March 28, 2012 Bernardo Camacho Chavarria and Jose Manuel Flores Hernandez were appointed directors of the Company.

     Following the appointment of Mr. Chavarria and Mr. Hernandez, Sandie Venezia and Mark Rodenbeck resigned as officers and directors of the Company.

     Following the resignations of Ms. Venezia and Mr. Rodenbeck, Mr. Chavarria and Mr. Hernandez were appointed to the positions shown below:

      Name                          Position
      ----                          --------

      Bernardo Camacho Chavarria    Chief  Executive   Officer  and  Principal
                                    Financial and Accounting Officer

      Jose Manuel Flores Hernandez  Chairman of the Board of Directors and
                                    Secretary

     Bernardo Chavarria (age 33, August 27, 1978), for the past five years, has been involved in financing and providing consulting services to numerous development stage technology companies.

     Jose Hernandez (age 69, September 22, 1942), for the past five years, has been involved in financing and providing consulting services to numerous development stage technology companies.

     On March 28, 2012 Mr. Chavarria purchased 300,000 shares of the Company's common stock from Ms. Venezia, and 300,000 shares of the Company's common stock from Mr. Rodenbeck.

     On March 28, 2012 Mr. Hernandez purchased 1,700,000 shares of the Company's common stock from Ms. Venezia, and 1,700,000 shares of the Company's common stock from Mr. Rodenbeck.

     On March 28, 2012 Ms. Venezia purchased CCT from the Company for $500.

     On March 28, 2012 the directors and shareholders of the Company approved, by written consent, the following amendments to the Company's Articles of
Incorporation:

          o an amendment changing the name of the Company from Colorado Ceramic Tile, Inc. to Nano Labs Corp.; and

          o an amendment effecting a forward stock split of the Company's issued and outstanding common stock on a 25-for-1 basis.

     The name change became effective on the OTC Bulletin Board on May 7, 2012.

     The 25-for-1 forward stock split became effective on the OTC Bulletin Board on May 10, 2012.

     As the Company is no longer involved with the sale of tile and stone, the Company, plans to become involved in the sale of proprietary industrial paints, coatings and films manufactured with proprietary Nanotechnology.

     Using Nanotechnology, the Company believes it can produce laminate, glass, paints, coatings and films using less raw material and which will be thinner and weigh significantly less than competing products. Construction costs are lower for products using Nanotechnology due to the strength, profile and weight differential. Shipping and breakage costs are also lower due to the product's superior strength. The products which the Company plans to manufacture using Nanotechnology resist breakage, scratching, pressure, heat, flame and UV distortion better than any other products on the market today.

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2012, the Company's
Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

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




                                       NANO LABS CORP.


May 11, 2012                           By: /s/ Bernardo Camacho Chavarria
                                           ------------------------------
                                           Bernardo Camacho Chavarria,
                                           Principal Executive, Financial and
                                           Accounting Officer