Form 10-K
period 2012-06-30
Nano Labs, Inc.
filed 2012-10-30
CIK 1497572

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-171658

NANO LABS CORP.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	84-1307164
(State or Other Jurisdiction	(IRS Employer File Number)
Of Incorporation)

Calle 4, #37
Fraccionamiento Industrial Alce Blanco
Municipality of Naucalpan
Estado de Mexico, Mexico MCP	MCP 53520
(Address of Principal Executive Offices)	(Zip Code)

52-555-359-3446
 (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark weather the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on December 31, 2011, was approximately $-0-.

As of October 10, 2012, the Registrant had 204,125,000 outstanding shares of common stock.

Documents Incorporated by Reference:   None.

PART I

Cautionary Statement Concerning Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “should”, “likely” or similar expressions, indicates a forward-looking statement.

The identification in this report of factors that may affect the Company’s future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1.     BUSINESS.

The Company was formed in Colorado on March 27, 1995 primarily to sell and install stone, tile and marble products used in residential and commercial buildings.

The Company’s business plan involved opening additional stores in Colorado.  However, the Company was unable to raise the additional capital required to open additional stores due to the recent decline in residential and commercial construction.

As a result, in spring of 2012, the Company reorganized by:

1)	transferring all of its assets to CCT, Inc., a wholly-owned subsidiary of the Company;

2)	selling CCT, Inc. to Sandie Venezia, a former officer and director of the Company, for $500;

3)	changing the name of the Company to Nano Labs Corp.;

4)	changing the authorized capital of the Company to 500,0000,000 shares of common stock and 10,000,000 shares of preferred stock; and

5)	1 forward splitting the Company’s common stock on a 25 for 1 basis.

As part of this reorganization, Sandie Venezia and Mark Rodenbeck appointed Bernardo Camacho Chavarria and Jose Manuel Flores Hernandez directors of the Company and then resigned as officers and directors.

Prior to the forward stock split, Ms. Venezia and Mr. Rodenbeck, sold a total of 4,000,000 shares of the Company’s common stock to Mr. Chavarria and Mr. Hernandez for $105,768 in cash.

After the forward stock split, Mr. Chavarria and Mr. Hernandez sold 100,000,000 shares of the Company’s common stock back to the Company for a nominal amount of cash.

In July 2012 the Company acquired “nanotechnology” from Respect Innovations, Inc. in exchange for 100,000,000 shares of the Company’s common stock.

Nanotechnology involves mixing microscopic particles into paints, coatings and films that can be applied to most surfaces to provide temperature resistance and increased structural integrity.

On October 2, 2012 the Company terminated its agreement with Respect relating to the acquisition of Respect’s nanotechnology.  The 100,000,000 shares of the Company’s common stock originally issued to Respect in exchange for the assignment of the nanotechnology were returned to the Company.  In connection with the termination of its agreement with Respect, the Company sold all of its shares in its wholly owned subsidiary, Respect American Glass, Inc., to one of Respect’s officers for a nominal price.

On October 10, 2012:

●	the Company acquired new nanotechnology from Dr. Victor Castaño in exchange for 101,000,000 shares of the Company’s common stock.

●	the Company appointed Dr. Castaño as a Director and as its Chief Technological and Scientific Officer.

●	Jose Manual Flores Hernandez resigned as an Officer and Director.

The technology acquired from Dr. Castaño uses nanotechonology to produce a coating that can be applied to almost any surface, has low thermal conductivity and protects surfaces from water leaks, corrosions and rust.

The Company’s plan of operation and capital requirements are as follows:

Projected
Activity	Completion Date

Completion of patent work	October 2012
Manufacture coatings using third party contractors	January 2013
Marketing	March 2013

As of October 10, 2012 the Company had cash on hand of approximately $12,200. The Company has never earned a profit and expects to incur losses during the foreseeable future and may never be profitable. The Company will need to earn a profit or obtain additional financing until it is able to earn a profit. The Company does not know what the terms of any future financing may be, but any future sale of equity securities would dilute the ownership of existing stockholders. The failure to obtain the capital the Company requires will result in a slower implementation of its business plan. There can be no assurance that the Company will be able to obtain any capital which is needed. The Company does not have any commitments from any person to provide it with any additional capital.

The Company’s principal offices are located at Calle 4, #37, Fraccionamiento Industrial Alce Blanco, Municipality of Naucalpan, Estado de Mexico, Mexico MCP 53520. The Company leases its offices at a rate of $1,000 per month.

As of October 10, 2012 the Company employed one persons on a part time basis and one person on a full time basis.

ITEM 1A.   RISK FACTORS.

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     DESCRIPTION OF PROPERTY.

None.

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock began trading on the OTC Bulletin Board under the symbol “CTLE” on June 7, 2012. The high and low prices for the Company’s common stock between June 7, 2012 and June 30, 2012 were $0.63 and $0.45 respectively and only 74,100 shares of the Company’s common stock traded during that time.

As of October 10, 2012, the Company had 204,125,000 outstanding shares of common stock and seven (7) shareholders of record.

Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Company’s board of directors.  The Company’s board of directors is not restricted from paying any dividends but is not obligated to declare a dividend.  No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

The Company’s articles of incorporation authorize the Company’s board of directors to issue up to 10,000,000 shares of preferred stock.  The provisions in the articles of incorporation relating to the preferred stock allow the Company’s directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock.  The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

Trades of the Company’s common stock are subject to Rule 15g-9 of the Securities Exchange Act of 1934, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale.  The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system).  The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to affecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common stock.

Transfer Agent

The Company’s transfer agent is Transhare Corporation located at 4626 South Broadway Englewood, CO 80113.

ITEM 6.     SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company was formed in Colorado on March 27, 1995 primarily to sell and install stone, tile and marble products used in residential and commercial projects. The Company generated only limited revenue and abandoned its business plan in February 2012.

See Item 1 of this report for information concerning the Company’s plan of operation and capital requirements.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on financial condition, changes in financial condition, results of operations, liquidity or capital resources.

The Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that reasonably likely to result in, liquidity increasing or decreasing in any material way.

Other than as disclosed above, the Company does not know of any significant changes in its expected sources and uses of cash.

Results of Operation

Since the Company abandoned its old business plan in February 2012 and began its new business in May 2012, a comparison of the results of operation for the year ended June 30, 2012 with the prior year end period would not be meaningful.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements and accompanying notes included with this report.

ITEM  9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING  AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Principal Executive and Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to the Company’s management, including the Company’s  Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s Principal Executive and Financial Officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Principal Executive and the Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s officers and directors are listed below. Directors are generally elected at the Company’s annual shareholders meeting and hold office until the next annual shareholders meeting or until their successors are elected and qualified. Executive officers are elected by the Company’s directors and serve at their discretion.

Name and Address	Age	Position(s)

Bernardo Camacho Chavarria	34	Chief Executive and Financial and Accounting Officer and a Director
Calle 4, #37
Fraccionamiento Industrial Alco Blanco
Municipality of Naucalpan
Estado de Mexico, Mexico MCP 53520

Dr.Victor Castaño	52	Chief Technological and Scientific Officer and a Director
Calle 4, #37
Fraccionamiento Industrial Alco Blanco
Municipality of Naucalpan
Estado de Mexico, Mexico MCP 53520

Mr. Chavarria has been an Officer and Director of the Company since March 28, 2012. For the past five years Mr. Chavarria has been involved in financing and providing consulting services to numerous development stage technology companies.

Dr. Victor M. Castaño has been an Officer and Director of the Company since October 10, 2012. Dr. Castaño has been a Senior Research Consultant for CG2 NanoCoatings since 2006.  Between 2002 and 2010 Dr. Castrano was the Director of the Centro de Fisica Aplicada y Tecnologia Avanzada of the Universidad Nacional Autonoma de Mexico.  Dr. Castrano holds a PhD in Physics from the Universidad Nacional Autonoma de Mexico, is a member of numerous academic and industrial advisory boards related to nanotechnology, and has published over 650 articles relating to nanotechnology in various scholarly journals.

The Company believes that Mr. Chavarria is qualified to act as a director due to his experience in providing consulting services to development stage companies.

The Company believes that Dr. Castaño is qualified to act as a director due to his background in nanotechnology.

Mr. Chavarria and Dr. Castaño are not independent as that term is defined Section 803.A of the NYSE MKT Rules.

None of the Company’s directors is a financial expert as that term is defined by the Securities and Exchange Commission.

The Company has not adopted a Code of Ethics applicable to its officers.

The Company does not have an audit or compensation committee. The Company’s directors act as its audit committee.

During the year ended June 30, 2012, no officer of the Company was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of the Company or as a member of the Company’s compensation committee.

ITEM 11.    EXECUTIVE COMPENSATION.

The following is a summary of compensation received by the Company’s officers and directors during the two years ended June 30, 2012.

						All
						Other
Name and				Restricted Stock	Option	Annual
Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Bernardo Camacho	2012	--	--	--	--	--	--
Chavarria, Principal
Executive, Financial
and Accounting
Officer

Sandie Venezia,	2012	--	--	--	--	--	--
Principal	2011	$23,500	--	--	--	--	$23,500
Executive, Financial
and Accounting Officer

Mark Rodenbeck	2012	--	--	--	--	--	--
Vice President	2011	$9,400	--	--	--	--	$9,400

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.

(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.

(5)	All other compensation received that could not be properly reported in any other column of the table.

Bernardo Camacho Chavarria became an Officer and Director of the Company on March 28, 2012. Sandie Venezia and Mark Rodenbeck resigned as Officers and Directors of the Company on that same date.

The Company does not have employment agreements with any of its officers.

The following shows the amounts the Company expects to pay to its two officers during the twelve months ending September 30, 2013 and the amount of time these persons expect to devote to the Company.

		Percent of Time to
	Projected	be Devoted to the
Name	Compensation	Company’s Business

Bernardo Camacho Chavarria	$55,000	100%

Dr. Victor Castaño	$165,000	(1)

(1)	Although Dr. Castaño will not devote his full time to the Company’s business, the amount of time he plans to devote to the Company had not been determined as of October 26, 2012.

Long-Term Incentive Plans.  The Company does not provide its two officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans.  The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors During Year Ended June 30, 2012.  The Company did not compensate its directors during the year ended June 30, 2012.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the ownership of the Company’s common stock as of October 10, 2012, by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares, each director and executive officer of the Company and all directors and executive officers as a group.  Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

Name and Address	Number of Shares		Percent of Class

Bernardo Camacho Chavarria	--		--
Calle 4, #37
Fraccionamiento Industrial Alce Blanco
Municipality of Naucalpan
Estado de Mexico, Mexico MCP 53520

Dr. Victor Castaño	101,000,000	(1)	49.5%
Calle 4, #37
Fraccionamiento Industrial Alce Blanco
Municipality of Naucalpan
Estado de Mexico, Mexico MCP 53520

(1)	See Item 1 of this report for information concerning the acquisition of these shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Ronald R. Chadwick, P.C. served as the Company’s independent registered public accounting firm for the years ended June 30, 2012 and 2011. The following table shows the aggregate fees billed to the Company for these years by Ronald R. Chadwick, P.C.

	Year Ended June 30,
	2012	2011

Audit Fees	$12,500	$10,700
Audit-Related Fees	$250	$250
Tax Fees	--	--
All Other Fees	--	--

Audit fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Form 10-Q reports.  Prior to contracting with Ronald R. Chadwick, P.C. to render audit or non-audit services, each engagement was approved by the Company’s directors.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Exhibit Name
3.1	Articles of Incorporation *
3.2	Bylaws*
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32.1	Section 1350 Certifications

*	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File # 333-171658).

NANO LABS CORP.

FINANCIAL STATEMENTS

June 30, 2011 and 2012

NANO LABS CORP.
Financial Statements

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nano Labs Corp.
Naucalpan, Mexico

I have audited the accompanying balance sheets of Nano Labs Corp. as of June 30, 2011 and 2012, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Nano Labs Corp. as of June 30, 2011 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado
     Ronald R. Chadwick, P.C.
October 18, 2012
RONALD R. CHADWICK, P.C.

NANO LABS CORP.
BALANCE SHEETS

	June 30, 2011	June 30, 2012

ASSETS

Current assets
Accounts receivable	$21,633	$-
Inventory	17,552	-
Total current assets	39,185	-
Deposits	4,193	-
Fixed assets - net	4,305	-
Total Assets	$47,683	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$1,674	$-
Accounts payable	243,629	161,566
Related party payables	-	200
Notes payable - current	208,235	47,023
Accrued interest payable	318	226
Total current liabilities	453,856	209,015
Long term liabilities
Notes payable	5,675	-
Total long term liabilities	5,675	-

Total Liabilities	459,531	209,015

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
500,000,000 shares authorized;
203,125,000 (2011) & 179,125,000 (2012)
shares issued and outstanding	203,125	179,125
Additional paid in capital	(82,501)	197,341
Accumulated deficit	(532,472)	(585,481)
Total Stockholders' Equity	(411,848)	(209,015)
Total Liabilities and Stockholders' Equity	$47,683	$-

The accompanying notes are an integral part of the financial statements.

NANO LABS CORP.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	June 30, 2011	June 30, 2012

Sales (net of returns)	$-	$-
Cost of goods sold	-	-
Gross Profit	-	-

Operating expenses:
Depreciation	-	-
General and administrative	-	76,815
	-	76,815

Gain (loss) from operations	-	(76,815)

Other income (expense):
Interest expense	-	-

Income (loss) from continuing operations
before provision for income taxes	-	(76,815)

Provision for income tax	-	-

Income (loss) from continuing operations	$-	$(76,815)

Discontinued operations:
Income (loss) from discontinued operations
(including gain (loss) on disposal of $0) -
net of tax	(170,154)	23,806
Net income (loss)	$(170,154)	$(53,009)

Net income (loss) per share
(Basic and fully diluted):
Continuing operations	-	(0.00)
Discontinued operations	(0.00)	0.00
Total operations	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	179,453,125	201,125,000

The accompanying notes are an integral part of the financial statements.

NANO LABS CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
		Amount	Paid in	Retained	Stockholders'
	Shares (1)	$0.001	Capital	Earnings	Equity

Balances at June 30, 2010	100,000,000	$100,000	$(61,876)	$(362,318)	$(324,194)

Stock issued for cash	103,125,000	103,125	(20,625)		82,500

Net income (loss) for the year				(170,154)	(170,154)

Balances at June 30, 2011	203,125,000	$203,125	$(82,501)	$(532,472)	$(411,848)

Related party debt relief			155,295		155,295

Disposal of subsidiary to related party			100,747		100,747

Share repurchases from					-
related parties	(24,000,000)	(24,000)	23,800		(200)

Net income (loss) for the year				(53,009)	(53,009)

Balances at June 30, 2012	179,125,00	$179,125	$197,341	$(585,481)	$(209,015)

(1)	As retroactively restated for a 6,757 for 1 forward stock split on May 17, 2010, and a 25 for 1 forward stock split on March 28, 2012.

The accompanying notes are an integral part of the financial statements.

NANO LABS CORP.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30, 2011	June 30, 2012

Cash Flows From Operating Activities:
Net income (loss)	$(170,154)	$(53,009)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Accrued payables	-	76,815
Discontinued operations	170,154	(23,806)

Net cash provided by (used for) operating activities	-	-

Cash Flows From Investing Activities:	-	-

Net cash provided by (used for) investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

NANO LABS CORP.
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	June 30, 2011	June 30, 2012

Cash Flows From Financing Activities:	-	-

Net cash provided by (used for) financing activities	-	-

Net Increase (Decrease) In Cash	-	-

Cash At The Beginning Of The Period	-	-

Cash At The End Of The Period	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

In March 2012 the Company recorded $155,295 in paid in capital from related party debt relief, recorded $100,747 in paid in capital from the disposal of a subsidiary with net liabilties in the same amount to a related party, and repurchased 24,000,000 common shares from officers for $200 in debt allowing no recourse against the stock.

Supplemental Disclosure:
Cash paid for interest	$7,920	$2,770
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

NANO LABS CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2012

NOTE 1.   ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nano Labs Corp. (the “Company”), formerly Colorado Ceramic Tile, Inc., was incorporated in the State of Colorado on March 27, 1995. The Company through the end of March 2012 sold and installed stone and tile. On March 28, 2012 the Company disposed of its tile business by forming a subsidiary corporation called CCT, Inc., moving the related assets and transferrable liabilities into CCT, Inc., then selling CCT, Inc. to a former officer for a nominal sum. The gain on discontinued operations from the stone and tile business in fiscal year 2012 was $23,806. The net liabilities of CCT, Inc. on the date of disposal were $100,747 which the Company upon sale of CCT, Inc. to a former officer and director recorded as a capital contribution due to the related party nature of the disposal. The Company currently intends to acquire for its own use or licensing to others coatings and laminates made from microscopic particles known as “nanotechnology”.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2011 and 2012 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

NANO LABS CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2012

NOTE 1.   ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Inventories

Inventories are stated at the lower of cost or market (first-in, first-out method). Costs capitalized to inventory include the purchase price, transportation costs, and any other expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. Costs of good sold include those expenditures capitalized to inventory.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales is recognized subsequent to a customer ordering a product at an agreed upon price, delivery has occurred, and collectability is reasonably assured.

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs, included in discontinued operations in fiscal year 2011 and 2012 of $336 and $834.

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

At June 30, 2011 and 2012 the Company had net operating loss carryforwards of approximately $488,000 and $540,000 which begin to expire in 2024. The deferred tax asset of approximately $98,000 and $109,000 in 2011 and 2012 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2011 and 2012 was $33,000 and $11,000.

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

NANO LABS CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2012

NOTE 1.   ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

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

Products and services

The Company plans to earn revenue from the sale of nanotechnology coatings and laminates, but currently has no separate operating segments.

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

NOTE 2.   FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	June 30,	June 30,
	2011	2012

Vehicles	$138,016	$-
Office equipment	11,800	-
Machinery & equipment	16,987	-
	166,803	-
Less accumulated depreciation	(162,498)	( -)
Total	$4,305	$-

Depreciation expense in fiscal year 2011 and 2012 was $9,859 and $3,825.

The Company’s disposed of its fixed assets in March 2012.

NANO LABS CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2012

NOTE 3.   NOTES PAYABLE

The Company has been advanced unsecured, non-interest bearing, due on demand working capital loans from various related parties. The balance on these loans at June 30, 2011 was $85,678. In March 2012 the loans of $89,236 were acquired by an officer for a nominal amount, leading to paid in capital from debt relief in the same amount. The Company has also been advanced secured by inventory, non-interest bearing, due on demand working capital loans from a non-related party. The balance on these loans at June 30, 2011 was $66,059. In March 2012 the loans of $66,059 were acquired by an officer for a nominal amount, leading to paid in capital from debt relief in the same amount.

The Company has carried a revolving, due on demand, variable interest rate line of credit with a bank, providing for a credit line up to $50,000, secured by all Company assets, with an outstanding balance at June 30, 2011 of $43,555. When the Company’s tile business was disposed of in March 2012 to a former officer, the line had a principal balance of $47,023 plus accrued interest of $226. As of June 2012 the line had not been transferred out of the Company’s name. Current management believes the Company’s obligation under the line to be no higher than the March 2012 principal and interest balance. There are no financial covenants associated with the line of credit. The Company has had various vehicle loans outstanding, with balances on June 30, 2011 and 2012 of $18,618 and $0.

The principal balance due on all notes payable at June 30, 2011 and 2012 was $213,910 (current $208,235 and long term $5,675) and $47,023 (all current).

Accrued interest payable under all notes payable at June 30, 2011 and 2012 was $318 and $226. Interest expense, as part of discontinued operations in fiscal year 2011 and 2012 was $7,776 and $2,703.

NOTE 4.   LEASE COMMITMENTS

The Company rented space under a month to month commercial operating lease with payments of approximately $4,000 per month plus costs through the lease expiration date in December 2011, then for an additional three months through the end of March 2012 when it disposed of its stone and tile business. The Company at June 30, 2011 and 2012 had an accrued rent payable balance of $63,162. Rent expense, as part of discontinued operations in fiscal year 2011 and 2012 was $49,637 and $34,500.

NANO LABS CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2012

NOTE 5.   OTHER MATTERS

In June 2012 the Company entered into an agreement to purchase certain industrial nanotechnology from Respect Innovations, Inc. The transaction was rescinded in October 2012 with no material effect on the Company’s operations.

NOTE 6.   GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or individuals. By doing so, the Company hopes to generate revenues from sales of nanotechnology coatings and laminates. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 26, 2012	NANO LABS CORP.

	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bernardo Camacho Chavarria	Principal Executive, Financial and	October 26, 2012
Bernardo Camacho Chavarria	Accounting Officer and a Director

/s/ Dr. Victor Castaño	Director	October 26, 2012
Dr. Victor Castaño