Form 10-Q
period 2012-09-30
Nano Labs Corp.
filed 2012-11-09
CIK 1497572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2012

☐ Transition Report Under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the transition period from ____________ to ____________

Commission File Number:   333-171658

NANO LABS CORP.
(Exact name of registrant as specified in its charter)

Colorado	84-1307164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Ford Building
615 Griswold St., 7th Floor, Suite 305
Detroit, Michigan, USA, 48226
(Address of principal executive offices, including Zip Code)

888-806-2315
 (Issuer’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 204,125,000 shares of common stock as of  November 6, 2012.

NANO LABS CORP.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2012

NANO LABS CORP.
Financial Statements

NANO LABS CORP.
BALANCE SHEETS

		Sept. 30, 2012
	June 30, 2012	(Unaudited)

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$161,566	$84,751
Related party payables	200	87,107
Notes payable - current	47,023	-
Accrued interest payable	226	-
Total current liabilities	209,015	171,858

Total Liabilities	209,015	171,858

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
500,000,000 shares authorized;
179,125,000 shares
issued and outstanding	179,125	179,125
Additional paid in capital	197,341	244,590
Accumulated deficit	(585,481)	(595,573)

Total Stockholders' Equity	(209,015)	(171,858)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of the financial statements.

NANO LABS CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Sept. 30, 2011	Sept. 30, 2012

Revenues	$-	$-

Operating expenses:
Depreciation	-	-
General and administrative	-	10,092
	-	10,092

Gain (loss) from operations	-	(10,092)

Other income (expense):	-	-

Income (loss) from continuing operations
before provision for income taxes	-	(10,092)

Provision for income tax	-	-

Income (loss) from continuing operations	$-	$(10,092)

Discontinued operations:
Income (loss) from discontinued operations (including loss on disposal of $0) – net of tax	(11,898)	-

Net income (loss)	$(11,898)	$(10,092)

Net income (loss) per share
(Basic and fully diluted):
Continuing operations	-	(0.00)
Discontinued operations	(0.00)	-
Total operations	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	203,125,000	179,125,000

The accompanying notes are an integral part of the financial statements.

NANO LABS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Sept. 30, 2011	Sept. 30, 2012

Cash Flows From Operating Activities:
Net income (loss)	$(11,898)	$(10,092)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Related party payables	-	10,092
Discontinued operations	11,898	-
Net cash provided by (used for) operating activities	-	-

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for) investing activities	-	-

(Continued On Following Page)

NANO LABS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Sept. 30, 2011	Sept. 30, 2012

Cash Flows From Financing Activities:
	-	-
Net cash provided by (used for) financing activities	-	-

Net Increase (Decrease) In Cash	-	-

Cash At The Beginning Of The Period	-	-

Cash At The End Of The Period	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

NANO LABS CORP.
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nano Labs Corp. (the “Company”), was incorporated in the State of Colorado on March 27, 1995. The Company intends to acquire for its own use or licensing to others coatings and laminates made from microscopic particles known as “nanotechnology”.

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

The Company expects its Nano coating will retail for approximately $20.00 to $30.00 per gallon.

The Company is pursuing opportunities for global market leadership in the field of nanotechnology, a sector with the prospect of $2.6 trillion in global revenues – representing 15 per cent of all projected global manufacturing – by 2014.

The Company’s activities in nanotechnology comprise the art and science of modifying  matter at molecular and atomic scales to create what the Company believes are remarkable products and materials for industrial and consumer product applications.

The Company’s Chief Research and Innovation Officer, Professor Victor Castano, brings with him an innovative portfolio of more than 500 peer-reviewed and published papers, products, and prototypes representing some 30 years of his work in in the field.

The Company’s business model is to offer a range of next generation products covering many sectors of the economy, including energy and fuel, health and medicine, food and agriculture, plus nano products and materials with the potential for broad-based industrial and consumer applications. The Company’s plan of operation is as follows:

Projected
Activity	Completion Date

Completion of patent work	November 2012
Manufacture coatings using third party contractors	January 2013
Marketing	March 2013

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

As of November 6, 2012 the Company employed one person on a part time basis and one person on a full time basis.

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

Results of Operation

Since the Company abandoned its old business plan in February 2012 and began its new business in May 2012, a comparison of the results of operation for the three months ended September 30, 2012 with the prior period would not be meaningful.

 Item 4.  Controls and Procedures.

(a)     The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2012, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

(b)     Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

NANO LABS CORP.

November 8, 2012	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
Principal Executive, Financial and Accounting Officer