Form 10-Q
period 2012-12-31
Nano Labs Corp.
filed 2013-02-14
CIK 1497572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2012

☐ Transition Report Under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the transition period from _____________ to _____________

Commission File Number:   333-171658

NANO LABS CORP.
(Exact name of registrant as specified in its charter)

Colorado	84-1307164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Ford Building
615 Griswold St, 17th Floor, Suite 1715
Detroit, Michigan, USA,48226
(Address of principal executive offices, including Zip Code)

1-888-806-2315
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 204,125,000 shares of common stock as of January 31, 2013.

NANO LABS CORP.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2012

NANO LABS CORP.
Financial Statements

NANO LABS CORP.
BALANCE SHEETS

		Dec. 31, 2012
	June 30, 2012	(Unaudited)

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$161,566	$77,434
Related party payables	200	199,777
Notes payable – current	47,023	-
Accrued interest payable	226	-
Total current liabilities	209,015	277,211

Total Liabilities	209,015	277,211

Stockholders' Equity

Preferred stock, $.001 par value;
10,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
500,000,000 shares authorized;
179,125,000 shares
issued and outstanding	179,125	179,125
Additional paid in capital	197,341	251,907
Accumulated deficit	(585,481)	(708,243)

Total Stockholders' Equity	(209,015)	(277,211)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of the financial statements.

NANO LABS CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012

Revenues	$-	$-	$-	$-
Operating expenses:
Depreciation	-	-	-	-
General and administrative	-	112,670		122,762
	-	112,670	-	122,762
Gain (loss) from operations	-	(112,670)	-	(122,762)
Other income (expense):
	-	-	-	-
Income (loss) from continuing operations
before provision for income taxes	-	(112,670)	-	(122,762)
Provision for income tax	-	-	-	-
Income (loss) from continuing operations	$-	$(112,670)	$-	$(122,762)
Discontinued operations:
Income (loss) from discontinued operations
(including loss on disposal of $0) -
net of tax	18,286	-	8,417	-
Net income (loss)	$18,286	$(112,670)	$8,417	$(122,762)

Net income (loss) per share
(Basic and fully diluted):
Continuing operations	-	(0.00)	0.00	(0.00)
Discontinued operations	0.00	-	-	-
Total operations	$0.00	$(0.00)	$0.00	$(0.00)
Weighted average number of
common shares outstanding	203,125,000	179,125,000	203,125,000	179,125,000

The accompanying notes are an integral part of the financial statements.

NANO LABS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	Dec. 31, 2011	Dec. 31, 2012

Cash Flows From Operating Activities:
Net income (loss)	$8,417	$(122,762)
Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables	-	122,762
Discontinued operations	(8,417)	-
Net cash provided by (used for)
operating activities	-	-

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

NANO LABS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	Dec. 31, 2011	Dec. 31, 2012

Cash Flows From Financing Activities:
	-	-
Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	-	-

Cash At The Beginning Of The Period	-	-

Cash At The End Of The Period	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NANO LABS CORP.
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

On October 10, 2012:

●	the Company acquired new nanotechnology from Dr. Victor Castano in exchange for 101,000,000 shares of the Company’s common stock.

●	the Company appointed Dr. Castano as a Director and as its Chief Technological and Scientific Officer.

●	Jose Manual Flores Hernandez resigned as an Officer and Director.

The technology acquired from Dr. Castano uses nanotechonology to produce a coating that can be applied to almost any surface, has low thermal conductivity and protects surfaces from water leaks, corrosions and rust.

Dr. Castano brings with him an innovative portfolio of more than 500 peer-reviewed and published papers, products, and prototypes representing some 30 years of his work in in the field.

The Company expects its Nano coating will retail for approximately $20.00 to $30.00 per gallon.

The Company’s activities in nanotechnology comprise the art and science of modifying  matter at molecular and atomic scales to create what the Company believes are remarkable products and materials for industrial and consumer product application.

The Company’s business model is to offer a range of next generation products covering many sectors of the economy, including energy and fuel, health and medicine, food and agriculture, plus nano products and materials with the potential for broad-based industrial and consumer applications. The Company’s plan of operation is as follows:

Projected
Activity	Completion Date

Nano Coating
Manufacture coatings using
third party contractors	March 31, 2013
Marketing of new Nano Coating	March 1, 2012

Nano Laquer
Manufacture Nano Lacquer Nail Polish	April 22, 2013
Marketing of Nano Lacquer Nail Polish	May 15, 2013

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

As of January 31, 2013 the Company employed one person on a part time basis and one person on a full time basis.

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

Results of Operation

Since the Company abandoned its old business plan in February 2012 and began its new business in May 2012, a comparison of the results of operation for the three and six months ended December 31, 2012 with the prior period would not be meaningful.

 Item 4.   Controls and Procedures.

(a)     The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2012, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

(b)     Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

NANO LABS CORP.

February 12, 2013	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria,
Principal Executive, Financial and
Accounting Officer