Form 10-Q
period 2013-03-31
Nano Labs Corp.
filed 2013-05-15
CIK 1497572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 179,125,000 shares of common stock as of May 14, 2013.

NANO LABS CORP.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2013

NANO LABS CORP.
Financial Statements

NANO LABS CORP.
BALANCE SHEETS

		Mar. 31, 2013
	June 30, 2012	(Unaudited)

ASSETS

Current assets
Cash	$-	$166,110
Total current assets	-	166,110

Intellectual property	-	18,000
	-	18,000

Total Assets	$-	$184,110

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$161,566	$98,008
Related party payables	200	201,421
Notes payable - current - rel. party	-	350,000
Notes payable - current	47,023	-
Accrued interest payable	226	-
Total current liabilities	209,015	649,429

Total Liabilities	209,015	649,429

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
500,000,000 shares authorized;
179,125,000 shares
issued and outstanding	179,125	179,125
Additional paid in capital	197,341	315,069
Accumulated deficit	(585,481)	(959,513)
Total Stockholders' Equity	(209,015)	(465,319)

Total Liabilities and Stockholders' Equity	$-	$184,110

The accompanying notes are an integral part of the financial statements.

NANO LABS CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Mar. 31, 2012	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013

Revenues	$-	$-	$-	$-
Operating expenses:
General and administrative	-	251,270		374,032
	-	251,270	-	374,032
Gain (loss) from operations	-	(251,270)	-	(374,032)

Other income (expense):
	-	-	-	-
Income (loss) from continuing operations
before provision for income taxes	-	(251,270)	-	(374,032)

Provision for income tax	-	-	-	-

Income (loss) from continuing operations	$-	$(251,270)	$-	$(374,032)

Discontinued operations:
Income (loss) from discontinued operations
(including loss on disposal of $0) -
net of tax	(33,395)	-	(24,978)	-

Net income (loss)	$(33,395)	$(251,270)	$(24,978)	$(374,032)
Net income (loss) per share
(Basic and fully diluted):
Continuing operations	-	(0.00)	(0.00)	(0.00)
Discontinued operations	(0.00)	-	-	-
Total operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	203,125,000	179,125,000	203,125,000	179,125,000

The accompanying notes are an integral part of the financial statements.

NANO LABS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Mar. 31, 2012	Mar. 31, 2013

Cash Flows From Operating Activities:
Net income (loss)	$(24,978)	$(374,032)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	-	208,142
Discontinued operations	24,978	-
Net cash provided by (used for) operating activities	-	(165,890)

Cash Flows From Investing Activities:
Intellectual property	-	(18,000)
Net cash provided by (used for) investing activities	-	(18,000)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

NANO LABS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Mar. 31, 2012	Mar. 31, 2013

Cash Flows From Financing Activities:
Notes payable - borrowings	-	350,000
Net cash provided by (used for) financing activities	-	350,000

Net Increase (Decrease) In Cash	-	166,110

Cash At The Beginning Of The Period	-	-

Cash At The End Of The Period	$-	$166,110

In fiscal year ended June 2012, the Company recorded $117,728 in paid in capital from related party debt relief.

Supplemental Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

As a result, in spring of 2012, the Company reorganized by:

1)	transferring all of its assets to CCT, Inc., a wholly-owned subsidiary of the Company;
2)	selling CCT, Inc. to Sandie Venezia, a former officer and director of the Company, for $500;
3)	changing the name of the Company to Nano Labs Corp.;
4)	changing the authorized capital of the Company to 500,0000,000 shares of common stock and 10,000,000 shares of preferred stock; and
5)	forward splitting the Company’s common stock on a 25 for 1 basis.

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

The Company’s business model is to offer a range of next generation products covering many sectors of the economy, including energy and fuel, health and medicine, food and agriculture, plus nano products and materials with the potential for broad-based industrial and consumer applications. The Company’s plan of operation is as follows:

Projected
Activity	Completion Date

Nano Coating
Manufacture coatings using third party contractors	June 1, 2013
Marketing of new Nano Coating	June 15, 2013

Nano Laquer
Manufacture Nano Lacquer Nail Polish	August 1, 2013
Marketing of Nano Lacquer Nail Polish	September 1, 2013

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

As of May 14, 2013 the Company employed twenty eight (28) persons on a full time basis.

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

Results of Operation

Since the Company abandoned its old business plan in February 2012 and began its new business in May 2012, a comparison of the results of operation for the three and nine months ended March 31, 2013 with the prior period would not be meaningful.

Item 4.   Controls and Procedures.

(a)     The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2013, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

(b)     Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

NANO LABS CORP.

May 14, 2013	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria,
Principal Executive, Financial and
Accounting Officer