Form 10-Q/A
period 2013-03-31
Nano Labs Corp.
filed 2013-05-16
CIK 1497572

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

Explanatory Note for Amendment 1:
This amendment 1 to our Quarterly report only furnishes the XBRL presentation not filed with the original 10Q filed on May 15, 2013. No other changes revisions or updates were made to the original filing.

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

NANO LABS CORP.

May 15, 2013	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria,
Principal Executive, Financial and
Accounting Officer