Form 10-K
period 2013-06-30
Nano Labs Corp.
filed 2013-10-15
CIK 1497572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 333-171658

Nano Labs Corp.
 (Exact name of registrant as specified in its charter)

Colorado	84-1307164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Ford Building
615 Griswold Street
Seventeenth Floor
Suite 1715
Detroit, Michigan  48226
(Address of principal executive offices, including Zip Code)

(888) 806-2315
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Title of each class registered:
None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes     ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2012: approximately $105,325,500.

As of October 14, 2013, there were 204,125,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

ii

iii

PART I

Forward-Looking Information

This Annual Report of Nano Labs Corp.  on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

BACKGROUND

We were incorporated as Colorado Ceramic Tile Inc. in the State of Colorado on March 27, 1995 primarily to sell and install stone, tile and marble products used in residential and commercial buildings. During April 2012, we were reorganized by transferring all of our assets to CCT, Inc., our wholly-owned subsidiary ("CCT"). We subsequently sold CCT to Sandy Venezia, our former officer and director, for $500.00.

Amendment to Articles of Incorporation

On April 11, 2012, we filed an amendment to our articles of incorporation with the Colorado Secretary of State changing our name from "Colorado Ceramic Tile Inc." to "Nano Labs Corp.".

CURRENT BUSINESS OPERATIONS

We are a nanotechnology research and development company. We are able to access resources that encompass nearly thirty years of research and development in nanotechnology as well as hundreds of peer-reviewed and published research papers and other scholarly material. Our research and development team of scientists, designers, and engineers is focused on creating a portfolio of advanced products that could provide benefits to a variety of industries as further discussed below including: (i) consumer products, (ii) energy, (iii) materials, and (iv) healthcare. Through the use and integration of proprietary nano compounds, our goal is to evolve common products into new, revolutionary products in order to make the world a better place.

Nanotechnology is the manipulation of matter on an atomic and molecular scale. A generalized description of nanotechnology was established by the National Nanotechnology Initiative, which defines nanotechnology as the manipulation of matter with at least one dimension sized from 1 to 100 nanometers. This definition reflects the fact that quantum mechanical effects are important at this quantum-realm scale, and so the definition pertains to a research category inclusive of all types of research and technologies that deal with the special properties of matter that occur below the given size threshold. It is therefore common to see the plural form "nanotechnologies" as well as "nanoscale technologies" to refer to the broad range of research and applications whose common trait is size. Because of the variety of potential applications (including industrial and military), governments have invested billions of dollars in nanotechnology research. Through its National Nanotechnology Initiative, the USA has invested 3.7 billion dollars. The European Union has invested 1.2 billion and Japan 750 million dollars. See "The Daily Star (Bangladesh April 17, 2012."

Nanotechnology as defined by size is naturally very broad, including fields of science as diverse as surface science, organic chemistry, molecular biology, semiconductor physics, microfabrication, etc. The associated research and applications are equally diverse ranging from extensions of conventional device physics to completely new approaches based upon molecular self-assembly, from developing new materials with dimensions on the nanoscale to direct control of matter on the atomic scale.

Nanotechnology may be able to create many new materials and devices with a vast range of applications, such as in medicine, electronics, biomaterials and energy production. On the other hand, nanotechnology raises many of the same issues as any new technology, including concerns about the toxicity and environmental impact of nanomaterials, and their potential effects on global economics.

ASSET PURCHASE AGREEMENT

On October 10, 2012, we entered into that certain asset purchase agreement (the "Asset Purchase Agreement") with Dr. Victor Castano ("Castano"). In accordance with the terms and provisions of the Asset Purchase Agreement, Castano sold, assigned and transferred to us all rights and assets related to Castano's Nano Coatings Technology (the "Nano Coating Technology") including, but not limited to: (i) all plans, specifications, drawings, concepts, designs, engineering studies and reports, test results, models, manufacturing processes and flowcharts; (ii) all raw materials, supplies, work in progress, finished product and lists of suppliers; (iii) all software programs and software codes relating thereto and all copies and tangible embodiments of the software programs and software code (in source and object code form) together with all documentation related to such programs and code; (iv) all intellectual property rights including all intellectual property, patent applications, patents, trademarks, tradenames, copyrights, and the exclusive right for us to hold ourselves out to be the successor to the Nano Coatings Technology;(v) all licenses to the Nano Coatings Technology and properties of third parties (including licenses with respect to intellectual property rights owned by third parties); (vi) claims, royalty rights, deposits, and rights and claims to refunds; (vii) all Internet domain names and registrations held by Castano that relate to the Nano Coatings Technology; (viii) all franchises, permits, licenses, agreements, waivers and authorizations from, issued or granted by any governmental authority; and (ix) copies of marketing and sales information, including pricing and customer lists. In consideration thereof and in further accordance with the terms and provisions of the Asset Purchase Agreement, we issued an aggregate 101,000,000 shares of our restricted common stock to Dr. Castano.

UNIVERSAL ASSIGNMENT

On December 13, 2013, we entered into that certain universal assignment (the "Assignment") with Castano pertaining to an invention entitled "Nanotechnological Thermal Insulating Coating and Uses Thereof" for which a patent application was filed with the United States Patent, Copyright and Trademark Office on October 31, 2012, Serial Number 61/720,716 (the "Nanotechnology Patent"). In accordance with the terms and provisions of the Assignment, Castano transferred and assigned to us his whole right, title and interest for the United States and Canada and allother countries in and to the said Nanotechnology Patent.

PATENT

On October 31, 2012, Castano filed an application for patent protection entitled "Nanotechnological Thermal Insulating Coating and Uses Thereof" with the United States Patent, Copyright and Trademark Office (the "Nanothermal Insulation Coating Patent"). The Nanothermal Insulation Coating Patent generally relates to dispersion which provides paints, namely films. More specifically, the subject matter relates to ceramic and/or carbon nanoparticle dispersions containing ceramic and/or carbon nanoparticle having chemically functionalized surface dispersed in a polymeric matrix. Polymeric resin dispersions have been widely utilized as a starting material for paints or coating of film-forming agents, i.e. a starting material for a paint or a coating agent for coating an outside and inside of an aircraft, automobile, external wall surface, a floor material, furniture, etc. The paint film obtained based on these resin dispersions has a role of not only providing an agreeable appearance but also protecting the material over which they are laid. For example, such paint compositions should provide with a measure of ultraviolet and infrared radiation resistance, acid rain resistance, resistance to fungi and bacteria, resistance to corrosion and oxidation, waterproofing, non-flammability, thermal insulation.

On November 13, 2012, the United States Patent, Copyright and Trademark Office issued to Castano a provisional patent for the Nanothermal Coating Patent, which was assigned to us pursuant to the Asset Purchase Agreement and the Assignment. We believe that the issuance of the provisional patent creates an opportunity for us to partner with industry to commercialize an innovative nanothermal insulation coating product (the "Nanothermal Insulation Coating Product"). As an important competitive advantage, the Nanothermal Insulation Coating Product will provide fire and heat protection at temperatures of up to 1,500 degrees Celsius. The Nanothermal Insulation Coating Product outlined in the provisional patent may be directly applied to virtually any surface, from wood to metal, often without the need to remove existing coatings. The Nanothermal Insulation Coating Product is also resistant to corrosion, rust, water, and oxidization — making it particularly durable, as does its capability of reflecting up to 82% of ultraviolet rays that, over time, can contribute to deterioration involving structural materials such as PVC. Management asserts that the Nanothermal Insulation Coating Product also protects against acid rain. Further management contends that the Nanothermal Insulation Coating Product: (i) does not emit or retain odors; (ii) is particularly effective as a barrier against toxic materials, (anti-bacterial, and anti-fungal); and (iii) displays auto-wash properties in the rain while maintaining a shimmering clear or white color. By manipulating matter on a very small scale, management believes that it will be able to create a new chemical mixture in which the strengths of this mixture are exponentially greater than the sum of the parts, making it commercially and economically viable for use across all industry applications. The Nanothermal Insulation Coating Product can serve as an insulation agent to reduce energy costs, protecting against overheating, corrosion, and microbial growth, especially in a hot and humid environment. We believe this promises significant savings in air-conditioning costs when applied as an exterior coating. As a radiant barrier, it has the potential to change the rate of heat transfer by reflecting the solar radiation that would otherwise be absorbed by the material underneath the coated surface. As a result, management believes that the Nanothermal Insulation Coating Product has the potential to reduce air-conditioning related costs by as much as 40%. Management believes that the Nanothermal Insulation Coating Product is competitively positioned as a better practical and economic alternative to industrial thermal coatings and paints currently used in the marketplace.

PLANNED USAGES UNDER THE NANOTECHNOLOGY PATENT

Nanotechnology Gasoline

On September 24, 2013, we presented test results relating to a proprietary nanotechnology which replaces commercial gasoline. We have successfully tested our Nanotechnology Gasoline ("Nanotech Gasoline"). The Nanotech Gasoline combines 60% commercial grade gasoline with 40% ordinary drinking water plus our proprietary nanotechnology. The result may mean an alternative to existing additives, like Ethanol, MTBE, Benzene, Methanol, and Aromatics additives that are harmful to the environment. We replaced 40% of gasoline with water and nanotechnology which thereby dramatically reduces the need of gasoline by over a third, thereby increasing fuel efficiency and reducing environmental emissions. We reported that five gasoline mixtures were successfully tested; the tests were repeated three times over a period of thirteen months. Management believes that the Nanotech Gasoline mixture combines our technology with normal tap water and gasoline which does not separate. In fact, it has remained intact after many months of testing. Also, the Nanotech Gasoline does not freeze at temperatures of minus 40 degrees Celsius. Management further believes that this Nanotech Gasoline could dramatically increase profits for the oil companies that they could pass on to consumers, and at the same time dramatically decrease the harmful emissions that contribute to global warming.

Testing Results

On September 27, 2013, we announced testing results on OTI Canada Group’s (OTI) laboratory reference number M13-840 according to ASTM test protocol of our Nanotech Gasoline. OTI reported the following key results for Octane Number Research (600rpm), Octane Number Motor (900rpm) and Octane Index:

ASTM TEST METHOD D2699     Octane Number Research: >100
ASTM TEST METHOD D2700      Octane Number Motor: 92.2
ASTM TEST METHOD CALC      Octane Index: >96.1

Management believes that the Nanotech Gasoline as a gasoline-water emulsion represents a major breakthrough. Management is of the position that if we examine each test of the Nanotech Gasoline and compare it to ‘Super’ gasoline, it is clear and obvious that the Nanotech Gasoline compares extremely well and is much better for the Octane Index. This is an extremely important point, because each one Octane Index upwards costs more money as evidenced by the price between “Regular” and “Super.” To raise the Octane, the refineries have to perform certain petroleum cuts, add aromatics, in some places MTBE, and now even Anhydrous Ethyl Alcohol (AEA).

Exova's Testing Results

On September 30, 2013, we announced further test results of our Nanotech Gasoline. Exova performed the ASTM D-240, the Standard Test Method for Heat of Combustion, using a Parr Calorimeter. The heat of combustion, as determined by this test method, is designated as one of the chemical and physical requirements of both commercial and military turbine fuels and aviation gasoline. Exova reported BTU values of 35,659 kJ/kg for our Nanotech Gasoline compared to “Regular” gasoline at 41,134 kJ/kg. It was expected that the Nanotech Gasoline, since it contains water, would have a lower calorific value. Management believes that this is reflected by the above results: by calculations it is only about 13.3% less, As a general rule, the higher the calorific value, the better the mileage. However, our novel gasoline-water emulsion has a surprising high calorific value comparable to regular gasoline. The main advantages of using emulsified fuels, instead of the pure fuel itself, are environmental and economic. As one of the different solutions to the problem of world pollution, emulsion fuel technology has received close attention, because it may provide better combustion and would contribute to a reduction in emissions. There are also great expectations that it would lead to a reduction in fossil fuel consumption and carbon dioxide emissions on a global level, eventually contributing to providing a final solution to environmental problems, such as effluent gas. It is an established fact that water in the emulsion fuels is shown to improve combustion efficiency and contribute to emission reduction.

As of the date of this Annual Report, we continue to run tests against commercial grade gasoline in the market today. The ultimate tests will run real comparisons of both fuels side-by-side. For the refineries, management believes that the use of the Nanotech Gasoline as an Octane Index Booster, blending naphtha with the nano base by simply using standard circulation pumps, would be very economical. This is another area we will begin testing immediately starting with the basic low Octane Naphtha distillation cut and see how much we can raise the Octane Index.

We are at the development stage here and working with select partners to continue testing and discussions for commercialization.

ASTM Technical Specifications for Construction and Engineering Industry

On November 19, 2012, we announced the ASTM International specifications for our Nanothermal Insulation Coating Product application in the construction and engineering industry. We released the following technical data, gauging key product standards, and providing an overview of the unique properties of the Nanothermal Insulation Coating Product. Management believes that the Nanothermal Insulation Coating Product could replace many of the industrial paints and coatings used today for thermal insulation in commercial, industrial and domestic structures, which can easily be applied as a spray, showing remarkable heat resistance at up to 2,732 degrees Fahrenheit. From thermal conductivity, fireproofing, and density — to cohesion, solar absorption, and thermal shock — the Nanothermal Insulation Coating Product demonstrates properties signaling very promising benefits to the building construction and engineering industry and possesses characteristics that are conducive to integrated manufacturing processes, including flexibility, easy adhesion, and economical production costs and inputs.

NC2012 ASTM and Reference Standards
ASTM – E-228	Thermal Expansion Coefficient
ASTM – C-177	Thermal Insulation K value
ASTM – E-119	Fireproofing
ASTM – E-84	Surface Burning
ASTM – E-937	Corrosion of Steel by Sprayed Fire-Resistive Material
ASTM – E-736	Cohesion/Adhesion of Sprayed Fire-Resistive Materials
ASTM – E-790	Residual Moisture
ASTM – E-605-77	Thickness and Density of Sprayed Fire-Resistive Material
ASTM – E-781-86	Absorptive Solar Receiver Materials
ASTM – E-96	Water Vapor Transmission of Materials
ASTM – C-87	Organic Impurities in Fine Aggregate (Chloride content)
ASTM DIN-D-2240	Rubber Property – Durometer Hardness
IMP-GTM-B-1-1-95	PEMEX Fireproofing material
IMP – 16 80	PEMEX Chemical resistance by immersion
NFPA – 251	Thermal shock and water pressure

Residential House Paint

On November 23, 2012, we announced the specifications, applications and overview of the Nanothermal Insulation Coating Product for the international residential housing construction market. Management believes that the Nanothermal Insulation Coating Product is more effective, inexpensive, and environmentally friendly than standard paints and coating materials currently in the market. Management further believes that the Nanothermal Insulation Coating Product can serve as an insulation to reduce energy costs — particularly in hot and humid environments — protecting against overheating, corrosion, microbial growth, some toxic substances, acid rain, rust, water, and oxidization, as well as ultraviolet rays harmful to structural materials over time. It may be directly applied to virtually any surface, from wood to metal, often without the need to remove existing coatings. It neither emits nor retains odors. As a “radiant barrier,” it has the potential to change the rate of heat transfer by reflecting the solar radiation that would otherwise be absorbed by the material underneath the coated surface. The coating is an excellent waterproof protectant and fire retardant as well.

Nanothermal Insulation Coating Product reduces transmission of temperatures through the coated elements. It has a coefficient of thermal conductivity of K = 0,059 BTU / HR., which ensures coverage of a temperature spread of up to 18 ° Celsius, depending on the material to which the coating is applied. Even under the most extreme sunlight conditions, the coating can create a comfortable living environment. Through its design formula and white coloration, Nanothermal Insulation Coating Product reflects 82% of UV rays, which results in a significant temperature differential. This property helps to prevent expansion and contraction of coated materials, preventing cracks in cement or concrete, and structural problems on metal surfaces.

Nanothermal Insulation Coating Product is a water repellent that does not allow water infiltration, or corrosion and rusting of the body covered, giving longer life.

Morocco Letter of Intent

On February 1, 2013, we entered into that certain letter of intent (the "Morocco Letter of Intent") with AkroStar Peintures of Morocco for the commercialization of our Nanothermal Insulation Coating Product. Management believes that the benefits of the thermal insulation and UV refraction to improve residential living conditions in hot and dry countries is of particular interest resulting in a mutually beneficial commercial partnership. With the growth in housing developments, along with the demand for improvements in energy efficiencies as known issues that are very important and timely in Africa right now, management believes that its Nanothermal Insulation Coating Product can play a significant and important role. Our primary focus will be introducing the Nanothermal Insulation Coating Product to the residential sector followed by the introduction of our agricultural products to assist in the growing demand for self-sustainable agricultural development and farming practices.

Italian Letter of Intent

On April 5, 2013, we signed that certain letter of intent (the "Italy Letter of Intent") with SIS Consulting of Rome, Italy for the manufacturing and distribution of our Nanothermal Insulation Coating Product paint and coating products under licensing arrangements to be negotiated between the parties. The Italy Letter of Intent outlines the establishment of a strategic alliance for manufacturing and distribution of our proprietary “nPaint” coatings under an industrial licensing agreement targeting certain defense applications as identified by SIS’ defense industry clients. We are collaborating with SIS to facilitate the exchange of technical information necessary for the manufacturing of the targeted products and terms of the sales and licensing agreement.

Industrial Diamonds

On December 7, 2012, we announced that we will be moving forward to patent and commercialize the process of producing industrial diamonds using our Nanotechnology Patent. Our Nanotechnology Patent and underlying technology will utilize tequila as an original precursor for the development of micro crystalline diamond thin films, a process offering an excellent alternative to producing industrial-scale diamond thin films for practical applications at a very low cost. According to the World Diamond Council, an estimated US$13 billion worth of rough diamonds are produced per year. Industrial diamonds — which comprise about 70% of diamonds — are sold for industrial applications including cutting, drilling, grinding, and polishing in industrial applications. In addition to being a very low cost alternative to current synthetic diamonds used in traditional industrial applications, diamonds can be explored for use as semiconductors suitable for building microchips and other applications in electronics. The following industry sectors are major consumers of industrial diamond: computer chip production, construction, machinery manufacturing, mining services (drilling for mineral, oil, and gas exploration), stone cutting and polishing, and transportation systems (infrastructure and vehicles). Stone cutting and highway building, milling, and repair consumed most of the industrial diamond stone. About 99% of the U.S. industrial diamond market now uses synthetic industrial diamond because its quality can be controlled and its properties can be customized to fit specific requirements. As of the date of this Annual Report, we are pursuing several key licensing agreements in different sectors of the marketplace.

Nail Polish

On December 14, 2012, we were awarded a provisional patent number 61,735,705 for our original nano nail polish and lacquer, which is one of our advanced nanotechnology products we are creating. The nano lacquer – or nail polish – is a nanohybrid compound, which is a rather new concept. We have taken ceramics, which provide excellent hardness and high scratch and chip resistance, and mixed them with polymer and metallic nano particles. The result is a material that is flexible but strong, non-toxic, and eco-friendly. Not to mention it can hold a great range of colours and sheen. We are promoting the nail polish as twice as durable conventional products. It dries to a very hard state, and resists shock, cracking, scratching, and chipping. It offers superior ease of application, quick drying film formation, and high coverage and adhesion, with bright, vivid colours and high gloss. It also offers the flexibility of a wide spectrum of colour – introduced at the nano level – with pigments including gold, silver, titanium, and other metals and oxides with a wide range of tones. Its elasticity allows for easy and effective application to nail curves without cracking. We also have removed toxic solvents from the nail polish equation thanks to material that quickly evaporates, with no toxicity.

As of the date of this Annual Report, we are pursuing several key licensing agreements with American manufacturers and distributors.

Advanced LED for Agricultural Greenhouses

On December 19, 2012, we announced the development through our Nanotechnology Patent an innovative “intelligent illumination system” for greenhouses, that works with commercial light-emitting diodes (LEDs) to reduce energy consumption and improve processes contributing to the growth of plant life in agricultural greenhouses. The new system reduces energy consumption while at the same time providing improved control over artificial light used to stimulate photochemical activities in plants for growth and the production of chlorophyll. By employing a “The Pulse Modulated Chlorophyll Fluorescence Monitoring Stage,” the innovative technology provides for the automatic control of light in relation to a whole range of greenhouse and plant conditions, including seasonal adjustments tailored to the type of vegetables and plants being illuminated. Management believes that the through use of the Nanotechnology Patent, there is better control in relation to light frequency (or wavelength), light quality, and pulse width of the light beams emitted by the LEDs, which hold important advantages over other existing artificial illumination sources such as fluorescent lamps, metal halide lamps, and high pressured sodium lamps. Our system offers higher efficiency in terms of energy consumption, quantum efficiency of the light produced, provides longer lifespan, controllable emission spectrum, safer handling, as well as improved disposal procedures.

In developing the technology, our goal was to help world agriculture to improve the crop yields and the quality of produce, while maintaining low energy consumption and minimizing the environmental impacts. Management believes that its technological system for greenhouses has allowed for the determination of the effect of pulsed light, as opposed to simple continuous light, in a frequency range from 0.1Hz to 100 kHz, with red and blue LEDs on the chlorophyll fluorescence emission of tomato plants, demonstrating that it is possible to control and enhance plant growth at will. Management further believes that its technology represents an answer to the greenhouse growers problem worldwide, of making as efficient as possible the crop yield in their agricultural greenhouses, while maintaining a low energy consumption, thus having a favourable impact on the environment. The technology aims to link two important industrial activities which would seem to have little relation: photonics and agriculture, opening new market opportunities for both. With our technological approach, it would be possible to increase the vegetable production in greenhouses, independently of the season, for the pulsed LEDs light replicates the crop cycles efficiently at a low energy cost.

Provisional Patent Issued

On March 27, 2013, we were issued a provisional patent number for our “intelligent illumination system” for greenhouses that works with commercial light-emitting diodes (LEDs) to reduce energy consumption and improve processes contributing to the growth of plant life in agricultural greenhouses.

Non-Disclosure Agreement

On May 1, 2013, we executed that certain non-disclosure agreement ("Non-Disclosure Agreement") with CIVIK of Mexico ("CIVIK"). The Non-Disclosure Agreement will allow CIVIK to review and test two of our nanotechnologies, the nano insulate coatings and nano diamond applications, on CIVIK’s proprietary LED light system. The two nanotechnology applications being tested are as follows: (i) employing our Nanothermal Insulation Coating Product which may allow the LED light to dissipate heat created in the LED housing thereby increasing the efficiency and life of the LED light, projected at over 55,000 hours; and (ii) applying the nano diamond coating on the LED light glass face thereby benefiting the system by making the light brighter and protecting it against environmental damage.

As of the date of this Annual Report, we are working with CIVIK to prepare a letter of intent, which would outline the establishment of a strategic alliance and joint venture for the manufacturing and distribution of the technology. We are currently reviewing two orders for 180,000 new LED Lights worth an estimated $54 million USD. We are also pursuing several key licensing agreements with greenhouses.

Global Greenhouse Farming

On January 4, 2013, we announced yet another high-tech advance relating to greenhouse (GH) farming and agriculture, this being automated technology to control the dynamics of GH CO2 for improved crop yields, reduced energy consumption, and decreased environmental hazards. Designed to replace conventional manual control systems, the new technology holds promise to increase efficiencies in GH CO2 use by 20%, improve crop yields by up to 25%, and reduce energy consumption by up to 20%.

Management believes that benefits of the new automated technology depend on the type and size of the greenhouse crops, but our analysis shows significant improvements across the board for increased control efficiencies, crop yields, and energy savings for greenhouse farming and agriculture encompassing many billions of dollars of revenue in North America alone. Carbon dioxide plays a vital role in greenhouse operations and in cycles of all plant life on Earth in that it is necessary to photosynthesis, which basically is a chemical process that uses energy from light to convert CO2 and water into plant sugars. Since CO2 is normally obtained from the burning of carbon-based fuels such as natural gas, propane, and kerosene or directly from tanks of pure CO2 greenhouse technologists face a dilemma because each CO2 source has disadvantages. The burning of natural gas, propane or kerosene produces not only CO2, but heat that may have a localized effect on temperature and the incidence of plant disease. This is in addition to problems associated with the release of CO2 into the outside atmosphere. Accordingly, we have developed a technology for understanding on a case-by-case basis how CO2 behaves in greenhouses and then, how it can be controlled for better results, From a technical standpoint, we employ external CO2, solar radiation, exterior temperature, wind speed, and humidity as input variables, creating a unique methodology for optimizing greenhouse operations and production in practically any climate condition with the aim of increasing plant yields, decreasing energy consumption, and reducing CO2 emissions into the outside air. An important feature of the technology is that it can be adapted to specific types of plants and geographical locations.

The international target markets our technology include big greenhouse growers, manufactures of greenhouses, and farms that use CO2. The advantages include computer control of the CO2 in the greenhouses (instead of an empirical, manual control, which is the normally used), more efficient use of CO2 (up to 20%), less energy consumption depending on size, type of crop, etc. (where preliminary tests indicated savings up to 20 and 30%), and more efficiency of the crop yield (depending on the plant, preliminary tests indicate up to 25%).

As of the date of this Annual Report, we are currently in discussions with a leading agriculture co-op to begin pilot facility testing in Q1 2013.

Identification of Tuberculosis

On March 4, 2012, we obtained biological diagnostics test results at macro-level on a miniaturized tuberculosis biosensor platform. We successfully developed a Point-of-Care biosensor at macro-level and presented industry with proposals for miniaturization and commercialization at large scale. The joint venture proposal is for the development of miniaturized Point-of-Care (PoC) and Lab-on-Chip (LoC) biosensors. We believe that four innovative solutions are proposed with the main objective to create a simple, low-cost, high-sensitivity, rapid diagnostic platform capable of being used in remote locations for PoC and LoC monitoring of critical infectious diseases, including tuberculosis (TB). Our intent is to establish a commercial PoC and LoC biosensors using modern techniques by either applying common Micro-Electro-Mechanical-Systems (MEMS) batch processes, or by using simpler and more modular methods such as soft lithography or laser ablation. Four possible innovative solutions combining biomarker-based diagnostics procedures with micro-technology have been identified: (i) Quantum-Dots Microchannels (QDμC); (ii) Surface Plasmon Resonance (SPR) Spectroscopy & Plasmonic Enzyme-Linked Immuno Sorbent Assay (Plasmonic ELISA); (iii) Micro Electrochemical Impedance Spectroscopy (μEIS); and (iv) Surface Acoustic Wave Micro-Electro-Mechanical-System (SAW-MEMS).

As of the date of this Annual Report, we are developing comprehensive strategies for obtaining a functional prototype in order to address all projects at any development stage, which includes packaging, interconnect with outside world, and modular integration on circuits or with some sort of display. We are in discussions with industry leaders to assess product development strategies and additional research required over the next twelve months to advance the commercialization of the product.

Self-Cleaning Paint

On May 6, 2013, we announced the development of a self-cleaning paint that degrades pollutants through a proprietary nanoparticle compound and natural light. The eco-friendly, advanced nanotechnology paint coating will keep exterior surface material performance and appearance standards for much longer periods of time. Management believes that this product is suitable for application on a wide variety of materials including metal, cement, bricks and wood, and may be used in anything from buildings, car parks and roads, to refineries and pipelines. Management further believes that the new coating can significantly reduce maintenance requirements for companies and governments and increase the lifespan of these expensive capital infrastructure investments. The novel approach used by us is based on an important and unique and proprietary nanoparticle compound, which leverages natural light and together with our proprietary nanoparticle system, allows any surface to literally keep itself clean from contaminants, dirt, dust, waste, fungus, graffiti or bird droppings.

Sponsorship in the Panam GP Series

On August 28, 2013, we announced that we are sponsoring the use of our self-cleaning and fireproof paint applications in the Panam GP Series – Supported by the Ferrari Drivers Academy (FDA). Our self-cleaning and fireproof coatings are transparent, one-step applications, that will waterproof and fire-proof vehicles up to 300 degrees Celsius (572 degrees Fahrenheit). The Ferrari Formula 3 team will be testing these products on their car glass and body structure against fire. Management believes that the key advantage of these coatings lies in the 100% water-based solution that uses no solvents. Current products on the market typically include strong solvents (such as acetone and methyl acetone), which is proven to eventually damage the substrate. Further, these competitive products are not conducive to multiple layers. We believe that our coatings can be applied an unlimited amount of times in case the surface is damaged or is in need of repair. We will be showcased on the team’s uniforms and vehicles providing us with TV exposure in all Latin America.

Biotechnology Mesh

On May 10, 2013, we announced that we had developed a hemostatic material for which we have filed for provisional patent and currently presenting to the biomedical industry. The new innovation includes a nano biotechnology hemostatic mesh, which creates a mechanical barrier stopping blood flow in wounds and integrates both physical and chemical protection, and antibacterial properties. The proprietary nano material is made with polyvinyl nanofibers, graphene oxide sheets and plate nanoparticles which combine to produce a water-soluble synthetic polymer which has excellent film forming quality, a high tensile strength and flexibility, and allows for emulsifying of additional biomedical enhancing materials that would otherwise not be able to be blended together. The result is a surgical mesh that allows blood platelets to adhere to the surface and offers physical and chemical protection to stimulate coagulation, and possess sustained release of antibacterial properties. The material is biocompatible, durable, and flexible enough to fit complex wounds, is stable and functional at extreme temperatures, has a long shelf life, and possesses antibacterial properties. Management believes that the use of nanotechnology in medicine offers many possibilities from disease targeting and drug delivery to physical therapy and cell regeneration applications.

Hydroxyapatite

On May 16, 2013, we announced the development of a new nanotechnology to convert eggshells into hydroxyapatite, which is a material employed for endodontics, restorative dentistry and other applications in orthopedics and prosthesis. Bone and teeth are formed of an organic component, collagen, and a mineral phase, hydroxyapatite, which is a ceramic material also known as a bone mineral. It is found in teeth and bones and makes up to 50% of bone by weight. Hydroxyapatite is the main mineral used in dental enamel and is also commonly used as a filler to replace amputated bone or as a coating to promote bone ingrowth into prosthetic implants. Many modern implants (i.e. dental implants and hip replacements) are coated with hydroxyapatite and it is one of the key materials for developing bone grafts with bioactive nature. Our technology consists of a method that converts eggshells into hydroxyapatite. Hydroxyapatite (HAp) is produced through a hydrothermal conversion with the agro-industry byproduct, eggshells. Commercial grade calcium dibasic phosphate (CaHPO4.2H2O) and lime (CaO) are obtained from direct calcination of the eggshells. HAp has been extensively studied and used as a conventional replacement material in different medical applications. In this particular case, management believes that the main advantage of our method is that the hydroxyapatite obtained has high crystallinity and excellent homogeneity. In our research, the use of eggshell is the source of CaCO3 for the synthesis of hydroxyapatite by hydrothermal methods, where eggshells represent a byproduct of the poultry industry which is not utilized and represents a source of waste. In a minor proportion, this material is used as fertilizer or animal foodstuff, but in a great proportion, the product gets converted into waste. In Mexico, for example, nearly 480,000 tons per year of eggshell are generated as human waste. In the USA, 550,000,000 dozen eggs were produced monthly in 2006. In our tests, eggshells from chicken farms were cleaned, filtered, dried, ground and treated to produce a source of CaO. The hydroxyapatite was then prepared by hydrothermal synthesis from commercial calcium dibasic phosphate (CaHPO4) and the CaO. The BET-measured specific surface area of this material was 50 m2/g, with an average particle size of 0.06 μm. The latter is important for the material to be used in clinical applications, not only for chemical composition but also for microstructure, e.g., grain size, pore size, and porosity, which is properly tailored for performance and enhanced by using other nano phases in the composition. The resulting physico-chemical characteristics of the HAp obtained make it suitable for dental prosthesis applications, which we are currently underway testing.

MATERIAL AGREEMENTS

Soluciones Nanotechnologicas S.L. Collaboration Agreement

Effective on September 25, 2013, we entered into that certain collaboration agreement (the "Collaboration Agreement") with Soluciones Nanotechnologicas, S.L. ("Nanotex"), which is a company organized under the laws of Spain that has developed in-house technologies for the industrial production of superparamagnetic nanoparticles. In accordance with the terms and provisions of the Collaboration Agreement, we will work together with Nanotex to launch an industrial applications development program ("ADP") to design and develop new industrial applications suitable for commercialization of "nano scale magnetic particles." The Collaboration Agreement further outlines the establishment of a joint work group for the purpose of creating a consistent product which addresses the growing market share worldwide in the nano tech magnetics industry. The initial project managers shall be Dr. Victor Castano, our Chief Scientific and Technological Officer and a member of our Board of Directors, and Fernando Mores Egea of Nanotex.

The terms and provisions of the Collaboration Agreement further provide that we will work with Nanotex to develop and commercialize nanomagnetic technology, patents, utility models and industrial designs for industrial and commercial applications. All technical information in the form of test and performance data from tests or samples provided under the Collaboration Agreement shall be the jointly owned property of us and Nanotex.

Lastly, in accordance with the terms and provisions of the Collaboration Agreement, any invention, whether patentable or not, provided by either party during the course of performance of obligations under the Collaboration Agreement where the inventive concept relates magnetic nano/sub micron particles functionalization, purifications, sizing or other manipulations shall be the sole property of the party responsible for the invention and only that party shall be entitled to apply for patent protection.  Any invention owned solely by either party may be used by the other party for the purposes of the Collaboration Agreement; however, any commercializations of inventions made under the Collaboration Agreement shall not be included under its terms and must be negotiated separately.

Ciateq, AC, Advanced Technology Center General Agreement

On March 12, 2013, we entered into that certain general agreement (the "General Agreement") with CIATEQ, AC, Advanced Technology Center ("CIATEQ") to develop and market solutions and products based on the industrial application of nanotechnologies. The General Agreement will further our resources to develop projects, manufacture and produce our Nanotechnology Patent prototypes and products. The General Agreement outlines how both organizations will cooperatively develop specific research and commercial product programs and projects which will be subject to specific agreements outlining the purpose, activities, ownership, and the general obligations of each party. The specific agreements may include any of the following activities: advisory and consulting, scientific research, technological development, engineering projects, training, and evaluation of technologies. In developing and implementing any future specific agreement(s), both organizations may negotiate jointly or separately, with other institutions, government departments and/or agencies, national and international, to obtain the necessary business resources to carry out the specific agreement(s). Each party will retain the copyrights and their respective industrial property rights for any future partnerships, and will outline any new ownership of copyright or industrial property rights generated, produced or resulting from the activities covered in the specific agreement(s).

CIATEQ is an Advanced Technology Center offering integral, innovative, practical and timely solutions to the manufacturing, oil, aeronautic industries and to those related to the water handling and distribution, integrating mechatronics technological specialties, measurement, monitoring and automated control systems, software development and advanced manufacturing.

GMI Non-Disclosure Agreement

On August 12, 2013, we executed that certain non-disclosure agreement (the "GMI Non-Disclosure Agreement") with GMI of Mexico ("GMI"). The GMI Non-Disclosure Agreement will allow GMI access to our proprietary Nanothermal Insulation Coating Product and technologies for testing and product integration purposes by its wholly owned subsidiary Centro De Innocation E Investigationcion De Sistemas Para La Edificaciony Energias Renovables, S.A. P. I. De.V.  GMI’s interest in our Nanothermal Insulation Coating Products lie in the areas of insulating fire retardant, waterproof protection, and the proprietary anti-graffiti, self-cleaning paint. GMI is a leading provider of building turnkey projects in the residential, educational and Industrial sectors” with clients such as Wal-Mart, AeroMexico and Delta. Concurrent to GMI’s review and testing of the products, we are working together to establish a joint venture agreement, which would outline the strategic commercialization of these product lines. The joint venture would be designed to drive sales for both companies allowing us to leverage GMI’s existing infrastructure, clientele, and distribution network.

Water Proof and Fire Resistant Coating

On May 13, 2013, we announced the development of the next generation of nano water proof coatings. We will also be filing a patent application on this technology. Management believes that it has developed a path through which they may partner with industry to commercialize an innovative nano water proof hydrophobic and fire resistant product. As an important competitive advantage, the coating provides also water proof and fire protection at temperatures of up to 300 degrees Celsius. Home fires damage about 400,000 homes, and cause just under 7 billion US dollars in direct damage annually in the United States, this product should be in every household in America. The nano water proof and fire proof coating may be directly applied to virtually any surface, from wood to metal, and fabric often without the need to remove existing coatings. The product is a direct competitor to the water repellent Rust-Oleum Never Wet but with added fire resistant benefits.

Saint-Gobain Mutual Confidentiality Agreement

Effective on April 7, 2013, we entered into a mutual confidentiality agreement (the “Confidentiality Agreement”) with Saint-Gobain Ceramics & Plastics Inc., a Delaware corporation ("SGCP"). In accordance with the terms and provisions of the Confidentiality Agreement: (i) SGCP will provide to us information of a technical or commercial nature and samples related to SGCP's business including, without limitation, financial information, powder, slurry and compound product related information and information related to methods and equipment for manufacturing same for a period of two years (the "Disclosure Period"); and (ii) we shall provide to SGCP details regarding its diamond powders, nano diamond slurries and compounds and related capabilities during the Disclosure Period. In further accordance with the terms and provisions, we and SGCP may engage in certain activities related to consideration of future business relationships as part of the exchange of confidential information from one party to the other. Either party may terminate the Disclosure Period on a ten (10) days written notice. The confidentiality period under the terms of the Confidentiality Agreement shall be five years.

Dentsply International Confidential Disclosure Agreement

Effective on May 6, 2013, we entered into a confidential disclosure agreement (the “Disclosure Agreement”) with Dentsply International Inc., a Delaware corporation ("Dentsply"). Both we and Dentsply independently possess and will continue to acquire certain confidential and proprietary information concerning nano-materials for dental composites (the "Confidential Information"). In accordance with the terms and provisions of the Disclosure Agreement, both we and Dentsply desire to disclose certain of our respective Confidential Information to the other party Both parties agree to hold in confidence and not to use such Confidential Information except for evaluation, recommendations to and/or discussion with the other party and other purposes specifically requested by the owner of the Confidential Information. Lastly, both parties agree to take every reasonable precaution to safeguard the confidentiality of the other party's Confidential Information, including restriction of access to such Confidential Information to only essential employees, agents, and/or associates, and maintaining all documents, memoranda, correspondence, data, notebooks, reports, drawings, samples or records containing such Confidential Information in a secure location.

Intumescent Fire Resistant Coating

We have been testing our intumescent, fire resistant coating with Atencio and Atencio, a certified maintenance supplier for Pemex, the Mexican state-owned petroleum company. Our intumescent paint was tested at Pemex’s Francisco I. Madero Refinery. Testing of the product followed Underwriters Laboratories (UL) 1709 test protocols for the “Rapid Rise Fire Tests of Protection Materials for Structural Steel.” The test method covered full-scale fire exposure, intended to evaluate the thermal resistance of protective material applied to structural members and the ability of the protective material to withstand fire exposure at Pemex refineries and facilities. We submitted the product for testing through Atencio and Atencio, and tests were conducted in partnership and under the supervision of Pemex engineers. The tests involved the preparation of three carbon steel plates, coated with varying thickness of our fire resistant paint. The plates were then heated with a LP gas torch and readings taken on both the hot and cold faces. Management believes that the coatings performed perfectly and the test results illustrated that a constant direct flame applied for 45 minutes with a temperature of 800 degrees Celsius showed that once removed – in 2 seconds – the plates were cold to the touch.

Purchase Order for 27,000 Liters

As of the date of this Annual Report, we have received a purchase order for twenty-seven thousand (27,000) liters of our nano coatings (the "Purchase Order"). The Purchase Order was issued to Atencio and Atencio and us by Urban del Golfo S.A. de CV, a supplier of products to Pemex. Atencio and Atencio is a certified maintenance partner of Pemex since 1991 and will be carrying out the installation of the intumescent fire resistant coatings at Pemex’s Francisco I. Madero Refinery.

The Purchase Order is valued at approximately $630,000 and is scheduled to be delivered on or by December 31, 2013. We are in further discussions with Pemex’s maintenance divisions for our other coating applications as it applies to the various challenges at refineries across Mexico.

Dr. Arnulfo Rosas-Juarez Services Agreement

On May 1, 2013, we entered into that certain one year services agreement (the "Services Agreement") with Dr. Arnulfo Rosas-Juarez ("Rosas-Juarez"), regarding assistance in strategic business research and development of nano technology planning, marketing, business development, communication and public relations designed to make the public knowledgeable about us and our Nanotechnology products. In accordance with the terms and provisions of the Service Agreement, Rosas-Juarez shall: (i) consult with our management concerning research and development of nano fuel technology gasoline; (ii) engage in strategic business planning; (iii) conduct due diligence meetings; (iv) attend conventions and trade shows; (v) assist with the preparation and dissemination of press releases and stockholder communications; (vi) consult regarding mergers and/or joint ventures with companies and/or distributors; (vii) review and assist in creating and/or updating a business plan and structures; (viii) propose patent counsel legal attorneys; (ix) assist in the development of an acquisition profit and structure; (x) recommend alternative and sources and consult on corporate and/or investment issues.

In consideration therefor, we have agreed to pay Rosas-Juarez a fee of $1,550 either in cash or by issuance of shares of common stock.

Asset Purchase Agreement

On June 1, 2012 we entered into an asset purchase agreement (the "Respect Asset Purchase Agreement") with Respect Innovations,  Inc.  ("Respect") relating to the acquisition from Respect of technology which uses microscopic particles to form solid laminates and chemical coatings. We intended to use this technology, known as "nanotechnology" to develop and manufacture  various  laminates and coatings for use on windows and surfaces. We believed that the nanotechnology had benefits such as heat retention, wind resistance, blast mitigation, ballistic resistance and smash resistance. We further believed that the nanotechnology would allow for the imprint of radio frequency  bands  and  other  information  into  the  laminate  or  coating  for identification  and  tracking  purposes. In consideration therefore and in accordance with the terms of the Respect Asset Purchase Agreement, we issued an aggregate of 100,000,000 shares of our restricted common stock to Respect.

We subsequently incorporated Respect American Glass, a Florida corporation and our prior wholly-owned subsidiary ("RAG"), to operate certain of our business operations regarding the assets acquired from Respect pursuant to the Respect Asset Purchase Agreement. Subsequently, we engaged Benoit & Cote, P.C., a patent law firm, to conduct a patent search regarding the assets and identified and determined that there were six patent infringements that would require a right of use. In order to confirm the potential infringements, we would need examination from the United States Patent, Copyright and Trademark Office, which would take approximately 18 to 24 months. We determined that this was not economically feasible nor in the best interests of our shareholders.

Rescission Agreement

On October 1, 2012, we entered in that certain rescission agreement (the "Rescission Agreement") with Respect regarding Respect Asset Purchase Agreement. In accordance with the terms and provisions of the Rescission Agreement, we: (i) assigned all of the assets as defined in the Respect Asset Purchase Agreement to Respect; (ii) we assigned all of the issued and outstanding shares of RAG to Respect; and (iii) Respect was to return to us the certificate issued to Respect evidencing the 100,000,000 shares of our common stock.  Therefore, RAG is no longer our wholly-owned subsidiary.

SOURCES OF SUPPLY AND RAW MATERIALS

An important consideration, as we begin to develop and grow our products under the Nanotechnology Patent is to ensure that we have access to the various components and raw materials we need to manufacture and assemble our various products. As we anticipate larger orders, establishing multiple sources for key components could become very important to us. Moreover, a key focus of our business plan is when we are at the point of distributing and marketing our products, to aggregate our supply chain so as not only to reduce cost but also to accelerate our ability to deliver products on a timely basis to our customers.

GOVERNMENT REGULATION

Most of our current and proposed activities will be subject to numerous federal, state, local and international laws and regulations concerning machine and chemical safety and environmental protection.  Such laws include, without limitation, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Compensation Liability Act.  We will also be subject to laws governing the packaging and shipment of some of our products.  Such laws require that we take steps to, among other things, maintain air and water quality standards, protect threatened, endangered and other species of wildlife and vegetation, preserve certain cultural resources, reclaim processing sites and package potentially flammable materials in appropriate ways and pass stringent government mandated testing standards before shipping our battery products.

Compliance with federal, state, local or international laws or regulations will represent a portion of our budget.  If we fail to comply with any such laws or regulations, however, a government entity may levy a fine on us or require us to take costly measures to ensure compliance.  Any such fine or expenditure may adversely affect our development.

ENIVIRONMENTAL REGULATION AND LIABILITY

Any proposed processing and manufacturing operations will be subject to federal, state, local and international environmental laws.  Under such laws, we may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation, and/or removal of substances discovered at any other property used by us; to the extent the substances are deemed by the federal and/or state government to be toxic or hazardous.  Courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal, or transportation of hazardous substances.  We may use hazardous substances in our testing and operations and, although we will employ reasonable practicable safeguards to prevent any liability under applicable laws relating to hazardous substances, companies engaged in materials production are inherently subject to substantial risk that environmental remediation will be required.

EMPLOYEES

Our business is currently managed by Mr. Bernardo Camacho Chavarria, chief executive officer, chief financial officer and accounting officer and Dr. Victor Castano, chief technological and scientific officer. We also employ 3 persons on a fully-time basis and 3 persons on a part-time basis. We anticipate hiring additional employees primarily in operations, engineering and sales when we bring our products to market. Such additional hiring, if it occurs, will be dependent upon business volume growth.

WEBSITE

We currently have a website for our company and own the web domain www.nanolabs.com.

INTELLECTUAL PROPERTY

On November 13, 2012, the United States Patent, Copyright and Trademark Office issued to Castano a provisional patent for the Nanothermal Coating Patent, which was assigned to us pursuant to the Asset Purchase Agreement and the Assignment. We anticipate further patent applications pertaining to a variety of inventions related to aspects of our nanotechnology. We presently do not own any copyrights, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.

We also currently own the web domains www.nanolabs.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org,” or with a country designation.  The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

INSURANCE

We currently do not maintain any insurance.

FACTILITES

Our executive, administrative and operating offices are located at The Ford Building, 615 Griswold Street, Seventeenth Floor, Suite 1715, Detroit, Michigan 48226.  The lease calls for monthly payments of approximately $400.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

LEGAL PROCEEDINGS

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  If any of the following risks actually occurs, our business, financial condition, and/or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  You should only purchase our securities if you can afford to suffer the loss of your entire investment.

RISKS RELATED TO OUR BUSINESS

We have a limited operating history upon which an evaluation of our prospects can be made.

Although we were incorporated March 27, 1995, we only recently began conducting the current business operations in June 2012. Thus, our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues. As of the date of this Annual Report, we have not commenced business operations involving the marketing and sale and distribution of any of our products developed under the Nanotechnology Patent. We may never be successful in developing a market for any of the products under the Nanotechnology Patent and thus may never become profitable. Therefore, our ability to operate our business successfully remains untested. If we are successful in marketing the products developed under the Nanotechnology Patent, we anticipate that we will retain future earnings, if any, and other cash resources for the future operation and development of our business as appropriate. We do not currently anticipate declaring or paying any cash dividends in the foreseeable future. Payment of any future dividends is solely at the discretion of our board of directors, which will take into account many factors including our operating results, financial conditions and anticipated cash needs. For these reasons, we may never achieve profitability or pay dividends.

We anticipate that our ability to generate revenues in the foreseeable future will depend on the successful development and commercialization of products developed under the Nanotechnology Patent. If we are not successful in commercializing our products or are significantly delayed or limited in doing so, our business will be materially adversely affected and we may need to curtail or cease operations.

Because we are a development stage company, we have no revenues to sustain our operations.

We are a development stage company that is currently developing our business. To date, we have not generated revenues. The success of our business operations will depend upon our ability to obtain successfully develop and market our Nanotechnology products and provide quality products. We are not able to predict whether we will be able to develop our business and generate revenues.  If we are not able to complete the successful development of our business plan, generate revenues and attain sustainable operations, then our business will fail.

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

As of June 30, 2013, our accumulated deficit was $9,454,836. The Company recognized a net loss for the year ended June 30, 2013 of $8,869,355. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to develop our business and expand our operations. We may not be able to generate sufficient revenues to achieve profitable operations.

We will need to raise additional capital to research, develop and market our products under the Nanotechnology Patent and expand our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

We are currently not engaged in any sophisticated marketing program to market our products under the Nanotechnology Patent because we lack capital and revenues to justify the expenditure. In addition, our available funds will not fund our activities for the next twelve months. If we fail to raise additional funds, investors may lose their entire cash investment.

If the use of any of our Nanotechnology products as developed harm people or the environment, we could be subject to costly and damaging product liability claims.

We may be exposed to potential product liability risks that are inherent in the testing, manufacturing and marketing of our Nanotechnology products products. Side and/or environmental effects and other liability risks could give rise to viable product and environmental liability claims against us. We have not yet obtained insurance coverage and, if we do so, we may not be able to maintain this insurance on acceptable terms. Moreover, insurance may not provide adequate coverage against potential liabilities. As a result, product liability claims, even if successfully defended, could have a material adverse effect on our business, financial condition and results of operations.

The commercial success of our products developed under the Nanotechnology Patent will depend upon the degree of market acceptance of the respective product by consumers.

If our various products developed under the Nanotechnology Patent do not gain market acceptance by consumers, we may not generate sufficient product revenue and we may not ever become profitable. The degree of market acceptance of our products developed under the Nanotechnology Patent will depend on a number of factors, including:

●	the prevalence of adverse side effects to use of the Nanotechnology product;

●	any limitations or warnings in the Nanotechnology product’s approved labeling;

●	the efficacy and potential advantages over alternative products;

●	pricing;

●	the willingness of the target population to try new products developed under the Nanotechnology;

●	the strength of marketing and distribution support and timing of market introduction.

Even if a potential Proteina21 product displays a favorable efficacy, market acceptance of the product will not be known until well after it is launched. Our efforts to educate the consumer about the benefits of the Proteina21 products may never be successful and, in any event, would require the expenditure of significant resources, which resources we currently do not have and may never be successful in raising. If we are not successful in building market acceptance for the Nanotechnology products, we may never generate sufficient revenue or achieve or maintain profitability.

Adverse changes or interruptions in our relationships with third parties could affect our business operations and reduce our revenues.

Our business is substantially dependent on our relationship with third parties with regards to contractual relations, which terms could affect our access to the basis of certain of our products and inventory and reduce our potential revenues. In the event our relations with these crucial third parties should fail, we do not have a third-party back-up sources which will provide the necessary products to us. The relationship we have with these third parties is generally freely terminable upon notice. The arrangements generally are not exclusive. We cannot assure you that our arrangements with current or future third parties will remain in effect or that any of these third parties will continue to join in developmental efforts and supply us with the same level of support and access to inventory in the future. If support or access to inventory is affected, or our ability to obtain support or inventory on favorable economic terms is diminished, it may reduce our revenues. Our failure to establish and maintain representative relationships for any reason could negatively impact our websites and reduce our revenues.

We may become subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

We conduct a substantial portion of our business outside the United States and plan to significantly increase our presence in other foreign countries. Doing business outside the United States, subjects us to various risks, including changing economic and political and environmental conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate or adapt to changes in international economic and political and environmental conditions.  This may lead to sudden and unexpected revenue reductions or expense increases.

We may have difficulty establishing adequate management, legal and financial controls internationally.

As a result of difference in management, accounting, legal, language and cultural norms in certain foreign countries, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting standard business practices for our international projects as well as in our United States based operations. In addition, our international efforts may divert management attention and consume a significant amount of capital without anticipated results.

Certain foreign countries could change its policies toward private enterprise or even nationalize or expropriate private enterprises.

Our business is expected to be subject to significant political and economic uncertainties and may be affected by political, economic and social developments in China. The Mexican government may pursue economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Mexican government may not pursue current policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, or devaluations of currency could cause a decline in the price of our common stock.

The nature and application of many laws of certain foreign countries create an uncertain environment for business operations and they could have a negative effect on us.

The legal system in foreign countries generally may be a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our common stock. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty. Furthermore, the political, governmental and judicial systems in foreign countries are sometimes impacted by corruption. There is no assurance that we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business.

If we are unable to establish sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully market and sell our future Nanotechnology products.

We have no experience with marketing, sales and distribution of certain of our proposed Nanotechnology products and may establish pre-commercial capability in those areas. If we are unable to establish capabilities to sell, market and distribute our products, either by developing our own capabilities or entering into agreements with others, we will not be able to successfully sell our future Nanotechnology products. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need. We may not be able to enter into any marketing or distribution agreements with third-party providers on acceptable terms, if at all.

Our Nanotechnology Patent and other protective measures may not adequately protect our proprietary intellectual property.

We regard our intellectual property, particularly our proprietary rights in our nano technology, as critical to our success. We have received one patent, and intend to file further patent applications, for various applications and aspects of our nano technology and other intellectual property. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

●
Pending patent applications may not be granted for various reasons, including the existence of conflicting patents or defects in our applications, if there was in existence relevant prior art or the invention was deemed by the examiner to be obvious to a person skilled in the art whether or not there were other existing patents. Risks associated with patent applications are enhanced because patent applications of others remain confidential for a period of approximately 18 months after filing; as a result, our belief that we are the first creator of an invention or the first to patent it may prove incorrect, as information related to conflicting patents is first published or first brought to our attention;

●
The patent we have been granted may be challenged, invalidated, narrowed or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;

●	The costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement cost prohibitive;
●
We have not filed for patent protection in many countries in which we are currently selling product or seek to sell product; as a result, we may be unable to prevent competitors in such markets from selling infringing products;

●	Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights; and
●
Other persons may independently develop proprietary information and techniques that, although functionally equivalent or superior to our intellectual proprietary information and techniques, do not breach proprietary rights.

Our inability to protect our proprietary intellectual property rights or gain a competitive advantage from such rights could harm our ability to generate revenues and, as a result, our business and operations.

We may be involved in lawsuits to protect or enforce our patent, which could be expensive, time consuming and involve adverse publicity and adverse results.

Competitors or others may infringe our patent. To counter infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming. Interference proceedings brought by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings may result in substantial costs and be a distraction to our management

Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, during the course of this litigation (even if ultimately successful), there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our shares of common stock.

In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover that technology.  An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

We may not prevail in any litigation or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be expensive, result in adverse publicity and distract our management.

Other parties may bring intellectual property infringement claims against us, which would be time-consuming and expensive to defend, and if any of our products or processes is found to be infringing, we may not be able to procure licenses to use patents necessary to our business at reasonable terms, if at all.

Our success depends in part on avoiding the infringement of other parties’ patents and proprietary rights. We may inadvertently infringe existing third-party patents or third-party patents issued on existing patent applications.  Third party holders of such patents or patent applications could bring claims against us that, even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could cause us to pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs.

If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder. In addition, we have, and may be required to, make representations as to our right to supply and/or license intellectual property and to our compliance with laws. Such representations are usually supported by indemnification provisions requiring us to defend our customers and otherwise make them whole if we license or supply products that infringe on third party technologies or violate government regulations. Further, if a patent infringement suit were brought against us, we and our customers, development partners and licensees could be forced to stop or delay research, development, manufacturing or sales of products based on our technologies in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with products based on our technologies. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

Any successful infringement action brought against us may also adversely affect marketing of products based on our technologies in other markets not covered by the infringement action. Furthermore, we may suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. As a result, any infringement action against us would likely harm our competitive position, be costly and require significant time and attention of our key management and technical personnel.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable.  Trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. Parties to the confidentiality agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements.  Remedies available in connection with the breach of such agreements may not be adequate, or enforcing such agreement may be cost prohibitive. Courts outside the United States may be less willing to protect trade secrets.  In addition, others may independently discover our trade secrets or independently develop processes or products that are similar or identical to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection would harm our competitive business position.

If we are sued on a product liability claim, our insurance policies may not be sufficient.

Although we intend to maintain general liability insurance and product liability insurance, our insurance when acquired may not cover all potential types of product liability claims to which manufacturers are exposed or may not be adequate to indemnify us for all liability that may be imposed.  Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business, including our relationships with current customers and our ability to attract and retain new customers.  In addition, if the liability were substantial relative to the size of our business, any uncovered liability could harm our liquidity and ability to continue as a going concern.

We depend on the efforts and abilities of our officers.

We currently have only two officers, Bernardo Camacho Chavarria and Dr. Victor Castano. Outside demands on our officers’ time may prevent each of them from devoting sufficient time to our operations. In addition, the demands on each of these individuals’ time will increase because of our status as a public company.  Mr. Chavarria and Dr. Castano both have limited experience in managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.  We currently have One executive compensation agreement. We cannot guaranty that our management will remain with us.

Our management ranks are thin, and losing or failing to add key personnel could affect our ability to successfully grow our business.

Our future performance depends substantially on the continued service of our management. In particular, our success and depends upon the continued efforts of our management personnel, including our president and chief executive officer, chief financial officer and accounting officer, Mr. Chavarria, and our chief technological and scientific officer, Dr. Castano. We cannot guarantee that either Mr. Chavarria or Dr. Castano will remain with us.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Mexico based upon U.S. laws, including the federal securities laws or other foreign laws, against us or our management.

Certain of our current operations are conducted in Mexico. Moreover, all of our directors and officers are nationals and residents of Mexico. All or substantially all of the assets of these persons are located outside the United States. As a result, it may not be possible to effect service of process within the United States or elsewhere outside Mexico upon these persons. In addition, uncertainty exists as to whether the courts of Mexico would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Mexico against us or such persons predicated upon the securities laws of the United States or any state thereof.

The costs to meet our reporting requirements as a public company subject to the Securities Exchange Act of 1934 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $50,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues.

We hope to obtain significant revenues from future product sales.  In the absence of significant sales and profits, we may seek to raise additional funds to meet our working capital needs, principally through the additional sales of our securities.  However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, substantial doubt exists about our ability to continue as a going concern.

We are subject to the Section 15(d) reporting requirements under the Securities Exchange Act of 1934 which does not require a company to file all the same reports and information as a fully reporting company pursuant to Section 12.

We are subject to the Section 15(d) reporting requirements according to the Securities Exchange Act of 1934, or Exchange Act. As a filer subject to Section 15(d) of the Exchange Act:

●	we are not required to prepare proxy or information statements;
●	we will be subject to only limited portions of the tender offer rules;
●	our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company;
●	our officers, directors, and more than ten (10%) percent shareholders are not subject to the short-swing profit recovery provisions of the Exchange Act; and
●	more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

RISKS RELATED TO OUR COMMON STOCK.

Our officers and directors own approximately 49.5% of our outstanding shares of common stock as of the filing date, allowing these shareholders to control matters requiring approval of our shareholders.

Our officers and directors beneficially own, in the aggregate, approximately 49.5% of our outstanding shares of common stock.  Such concentrated control of the company may negatively affect the price of our common stock.  In addition, our officers and directors can control matters requiring approval by our security holders, including the election of directors.

Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

The trading price of our common stock on the OTC Bulletin Board will fluctuate significantly and stockholders may have difficulty reselling their shares.

Our common stock commenced trading on the OTC Bulletin Board approximately January 1, 2013. As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our exploration or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; (viii) general economic trends; and ix) Commodity price fluctuation.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional Issuance of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 500,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future, including issuances to Social Geek in accordance with contractual terms, and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

Because we may be subject to the “penny stock” rules, the level of trading activity in our stock may be reduced - which may make it difficult for investors to sell their shares.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

All of Our Directors and Officers are Outside the United States With the Result That it May Be Difficult for Investors to Enforce Within the United States Any Judgments Obtained Against Us or Any of Our Directors or Officers.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Mexico any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Facilities

On November 1, 2012, the Company signed a one year lease to occupy office space in suite 916 of the Ford Building at 615 Griswold, Detroit, Michigan. The lease requires a $400 deposit and monthly payments of $400. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELAED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol “CTLE.” Our shares commenced trading approximately June 7, 2012. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ OTC:BB stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
June 30, 2013	$0.55	$0.09
March 31, 2013	$0.68	$0.51
December 31, 2013	$1.38	$0.62
September 30, 2012	$0.70	$0.59

HOLDERS

The approximate number of stockholders of record at June 30, 2013 was six (6).  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

RECENT SALES OF UNREGISTREED SECURITIES

In September of 2013, we issued an aggregate of 101,000,000 shares of unregistered common stock to Dr. Castano pursuant to the Asset Purchase Agreement. We also cancelled and returned to treasury an aggregate of 76,000,000 shares of common stock.

Asset Purchase Agreement

On October 10, 2012, we entered into the Asset Purchase Agreement with Dr. Castano. In accordance with the terms and provisions of the Asset Purchase Agreement, Dr. Castano sold, assigned and transferred to us all rights and assets related to the Nano Coatings Technology and as consideration therefore, we are required to issue to Dr. Castano an aggregate of 101,000,000 shares of our restricted common stock at a per share price of $0.001.

The 101,000,000 shares of common stock were issued September 2013 but deemed to have been issued as of the date of this Asset Purchase Agreement. The shares were issued in a private transaction to Dr. Castano as a non-United States resident in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Dr. Castano acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2013, we had no compensation plans under which our equity securities were authorized for issuance.

PENNY STOCK REGULATION

Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
●
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
●	a toll-free telephone number for inquiries on disciplinary actions;
●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the years ended June 30, 2013 and June 30, 2012, together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a developmental stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.
We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

Our net loss for fiscal year ended June 30, 2013 was $8,869,355 compared to a net loss of $53,009 during fiscal year ended June 30, 2012, a substantial increase of $8,816,346. The majority of the loss is attributable to non-cash expenses of derivative interest expense and loss on sale of subsidiary which total $8,256,047. These non-cash expenses are described in detail below. During fiscal years ended June 30, 2013 and June 30, 2012, we did not generate any revenue.

During fiscal year ended June 30, 2013, we incurred operating expenses of $613,308 compared to $76,815 incurred during fiscal year ended June 30, 2012, an increase of $536,493. During fiscal year ended June 30, 2013, our operating expenses consisted of: (i) $264,116 (2012: $-0-) in consulting; (ii) $122,010 (2012: $76,815) in general and administrative; (iii) $46,833 in professional fees (2012: $-0-); (iv) $93,831 in travel (2012: $-0-); and (v) $86,518 in wages (2012: $-0-). The increase in operating expenses was primarily attributable to the increases in consulting fees, professional fees, travel and wages. General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

We incurred management fees is the amount of $204,092 and $-0- to our officers and directors during fiscal years ended June 30, 2013 and June 12, 2012. See "Item 11. Executive Compensation.”

During fiscal year ended June 30, 2013, we incurred other expense in the form of: (i) interest expense associated with the derivative liability on our outstanding convertible notes payable of $8,223,786 (2012: $-0-) and (ii) $32,261 in loss on sale of subsidiary (2012: $-0-).

Therefore, our net loss and loss per share during fiscal year ended June 30, 2013 was $8,869,355 or $0.08 per share compared to a net loss and loss per share of $53,009 or $0.00 per share during fiscal year ended June 30, 2012. Net loss increased substantially during fiscal year ended June 30, 2013, as compared to June 30, 2012, as a result of the derivative interest expense attributable to the outstanding convertible notes payable. The weighted average number of shares outstanding was 107,081,164 and 201,125,000 for fiscal years ended June 30, 2013 and June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended June 30, 2013

As of June 30, 2013, our current assets were $28,196 and our current liabilities were $8,897,551, which resulted in a working capital deficit of $8,869,355. As of June 30, 2013, current assets were comprised of $28,196 in cash. As of June 30, 2013, current liabilities were comprised of: (i) $7,765 in accounts payable; (ii) $666,000 in convertible note payable; and (iii) $8,223,786 in derivative liability.

As of June 30, 2013, our total assets were $28,196 comprised entirely of current assets. The increase in total assets during fiscal year ended June 30, 2013 from fiscal year ended June 30, 2012 was due to the increase in cash of $28,196.

As of June 30, 2013, our total liabilities were $8,897,551 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended June 30, 2013 from fiscal year ended June 30, 2012 was primarily due to the recording of $8,223,786 in derivative liability and $666,000 in convertible note payable. The derivative liability was related to the outstanding convertible notes payable issued in the fiscal year end June 30, 2013.

Stockholders’ deficit increased from $209,015 for fiscal year ended June 30, 2012 to $8,869,355 for fiscal year ended June 30, 2013

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2013, net cash flows used in operating activities was ($590,781) compared to ($-0-) for fiscal year ended June 30, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $8,869,355 (2012: ($53,009), which was adjusted by $8,223,786 (2012: $-0-) of derivative interest calculated from the outstanding convertible notes, $209,015 (2012: $-0-) of debt forgiveness from past debt related to Colorado Ceramic Tile, Inc., $200 (2012: $-0-) of related party payables, and $154,027 (2012: $76,815) of accounts payable.

Cash Flows from Investing Activities

For fiscal years ended June 30, 2013 and June 30, 2012, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended June 30, 2013, net cash flows provided from financing activities was $618,977 compared to $-0- for fiscal year ended June 30, 2012. Cash flows from financing activities for fiscal year ended June 30, 2013 consisted of $666,000 in proceeds from convertible notes payable which was offset by $47,023 from repayment of notes payable.

PLAN OF OPERATION AND FUNDING

We expect that future working capital requirements will to be funded through a combination of our existing funds, debt and equity, and potential generation of revenues. Our working capital requirements are expected to increase in line with the growth of our business.

Our principal demands for liquidity are to increase research and development, capacity for developing products, inventory purchase, potential sales distribution, and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment and/or inventory, and the expansion of our business, through cash flow provided by funds raised through proceeds from the issuance of debt or equity.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. We may finance expenses with further issuances of securities and debt issuances. Any additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

MATERIAL COMMITMENTS

Revolving Loan

The Company carried a revolving, due on demand, variable interest rate line of credit with a bank, providing for a credit line up to $50,000, secured by all Company assets. When the Company’s tile business was disposed of in March 2012 to a former officer, the line had a principal balance of $47,023 plus accrued interest of $226. At June 30, 2013 and 2012 the balance due against the line of credit was $-0- and $47,023, respectively.

Accrued interest payable under all notes payable at June 30, 2013 and 2012 was $0 and $226, respectively.

Convertible Note Payable

On December 30, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $201,000, bearing no interest and convertible at a 50% discount to market. The note is payable on demand. As the conversion rate is discounted to market, the Company calculated a derivative liability of $2,455,751 at June 30, 2013 using the Black Scholes Model.

On December 31, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $90,000, bearing no interest and convertible at a 50% discount to market. The note is payable on demand. As the conversion rate is discounted to market, the Company calculated a derivative liability of $1,223,786 at June 30, 2013 using the Black Scholes Model.

On March 31, 2013, the Company entered into a convertible promissory note with Asus Global Holdings Inc. for $375,000, bearing no interest and convertible at a 50% discount to market. The note is payable on demand. As the conversion rate is discounted to market, the Company calculated a derivative liability of $4,592,457 at June 30, 2013 using the Black Scholes Model.

At June 30, 2013 and 2012 the the balance due against these three convertible notes was $666,000 and $-0-, respectively.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our June 30, 2013 and June 30, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following describes the recently issued accounting standards used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. Such is the case with accounting for oil and gas activities described below. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

In July 2012, FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other.  This update presents an entity with the option to first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent.  ASU No. 2012-02 will be effective for annual and impairment tests performed for fiscal years beginning after 15 September 2012, with early adoption permitted.  The Company does not expect the adoption of this update will have a material effect on its financial statements.

Our management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

OFF-BALANCE SHEET ARRANGMENTS.

We have no off-balance sheet arrangements.

IITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Years Ended June 30, 2013

Board of Directors and Shareholders
Nano Labs Corp
Detroit, MI

We have audited the accompanying balance sheets of Nano Labs Corp ("the Company") as of June 30, 2013 and the statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. We were not engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nano Labs Corp as of June 30, 2013 and the results of its operations and its cash flows for the year ended June 30, 2013 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the accompanying financial statements, the Company has incurred losses, has a negative working capital balance at June 30, 2013, and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
October 9, 2013

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303) 306-1967
Fax (303) 306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nano Labs Corp.
Naucalpan, Mexico

I have audited the accompanying balance sheet of Nano Labs Corp. as of June 30, 2012, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Nano Labs Corp. as of June 30, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
October 18, 2012	RONALD R. CHADWICK, P.C.

NANO LABS CORP.
BALANCE SHEETS

	June 30,
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$28,196	$-

Total current assets	28,196	-

Total Assets	$28,196	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$7,765	$161,566
Related party payables	-	200
Notes payable	-	47,023
Convertible notes payable	666,000	-
Derivative Liability	8,223,786	-
Accrued interest payable	-	226
	8,897,551	209,015

Total current liabilities	8,897,551	209,015

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
none issued or outstanding at June 30, 2013 and 2012, respectively.	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized;
103,125,000 and 179,125,000 shares issued and outstanding
at June 30, 2013 and 2012, respectively.	103,125	179,125
Common stock issuable	101,000	-
Additional paid-in capital	381,356	197,341
Accumulated deficit	(9,454,836)	(585,481)
Total stockholders' deficit	(8,869,355)	(209,015)

Total liabilities and stockholders' deficit	$28,196	$-

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF OPERATIONS

	For the year ended June 30,
	2013	2012

Sales	$-	$-
Cost of goods sold	-	-
Gross Margin	-	-

Operating Expenses
Consulting	264,116	-
General and administrative	122,010	76,815
Professional Fees	46,833	-
Travel	93,831	-
Wages	86,518	-
Total operating expenses	613,308	76,815

Loss from Operations	(613,308)	(76,815)

Other (Income) Expenses
Interest expense- derivative	(8,223,786)	-
Loss on sale to subsidiary	(32,261)	-
Other (income) expenses	(8,256,047)	-

Loss before Income Taxes	(8,869,355)	(76,815)
Provision for income tax	-	-
Net Loss from continuing operations	$(8,869,355)	$(76,815)

Discontinued Operations:
Income from discontinued operations	-	23,806

Net Loss	$(8,869,355)	$(53,009)

Net income (loss) per common share- basic and diluted	$(0.08)	$(0.00)

Weighted average common shares outstanding - basic and diluted	107,081,164	201,125,000

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT

					Common	Additional		Total
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balance June 30, 2011	-	$-	203,125,000	$203,125	$-	$(82,501)	$(532,472)	$(411,848)

Related party debt relief	-	-	-	-	-	155,295	-	155,295

Disposal of subsidiary to related party	-	-	-	-	-	100,747	-	100,747

Share repurchases from related party	-	-	(24,000,000)	(24,000)	-	23,800	-	(200)

Net loss	-	-	-	-	-	-	(53,009)	(53,009)

Balance June 30, 2012	-	-	179,125,000	179,125	-	197,341	(585,481)	(209,015)

Debt forgiveness	-	-	-	-	-	209,015	-	209,015

Shares issuable pursuant to executed asset purchase agreement with Dr. Castano	-	-	-	-	101,000	(101,000)	-	-

Share repurchases from related party	-	-	(76,000,000)	(76,000)	-	76,000	-	-

Net loss	-	-	-	-	-	-	(8,869,355)	(8,869,355)

Balance June 30, 2013	-	$-	103,125,000	$103,125	$101,000	$381,356	$(9,454,836)	$(8,869,355)

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,869,355)	$(53,009)
Adjustments to reconcile net loss to net cash
used by operating activities:
Derivative interest	8,223,786	-
Debt forgiveness	209,015	-
Changes in operating assets and liabilities:
Discontinued operations	-	(23,806)
Related party payables	(200)	-
Accounts payable and accrued expenses	(154,027)	76,815
NET CASH USED IN OPERATING ACTIVITIES	(590,781)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(47,023)	-
Proceed from convertible notes payable	666,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	618,977	-

NET CHANGE IN CASH	28,196	-

Cash at beginning of the period	-	-

Cash at end of the period	$28,196	$-

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:

Interest paid	$-	$2,770
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nano Labs Corp. (the “Company”), formerly Colorado Ceramic Tile, Inc., was incorporated in the State of Colorado on March 27, 1995. The Company through the end of March 2012 sold and installed stone and tile. On March 28, 2012, the Company disposed of its tile business by forming a subsidiary corporation called CCT, Inc., moving the related assets and transferrable liabilities into CCT, Inc., then selling CCT, Inc. to a former officer for a nominal sum.

Respect American Glass (“RAG”) was incorporated on June 1, 2012 under the laws of the state of Florida. On October 4, 2012, the Company acquired all the outstanding shares of RAG for $100 through a mutual stock purchase agreement. In the rescission agreement with Respect Innovations, Inc., the Company agreed to sell Respect American Glass (“RAG), a wholly owned subsidiary of the Company, to an officer of Respect Innovations, Inc.

The Company currently intends to acquire for its own use or licensing to others coatings and laminates made from microscopic particles known as “nanotechnology.”

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results could differ from those estimates.  Such estimates include management’s assessments of the carrying value of certain assets, useful lives of assets, and related depreciation and amortization methods applied.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  At June 30, 2013 and 2012, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of FASB ASC 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.

The Fair Value Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. It also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

A) Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B) Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C) Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Level 1:   Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.  An active market for an asset or liability is a market in which transactions for the asset or liability occur with significant frequency and volume to provide pricing information on an ongoing basis.

Level 2:  Observable inputs other than Level 1 inputs.  Example of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:   Unobservable inputs based on the Company’s assessment of the assumptions that are market participants would use in pricing the asset or liability.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments.  The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2013 and 2012.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for the year ended June 30, 2013 and 2012, respectively, using the market and income approaches.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life of three (3) years for equipment, (5) years for automobile, and (7) years for furniture and fixtures.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Impairment of long-lived assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, such as intellectual property, are required to be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company determined that there were no impairments of long-lived assets as of June 30, 2013 and 2012.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In addition, the Company records allowances for accounts receivable that are estimated to not be collected.

Income taxes

 The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty in income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Net income (loss) per share

The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities.  Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period.  The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

There were 14,800,000 potentially dilutive shares outstanding as of June 30, 2013 which were derived from the outstanding convertible promissory notes to Globe Financial Corp and Asus Global Holdings Inc. There were no potentially dilutive shares outstanding as of June 30, 2012, respectively.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

Recently issued accounting pronouncements

In July 2012, FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other.  This update presents an entity with the option to first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent.  ASU No. 2012-02 will be effective for annual and impairment tests performed for fiscal years beginning after 15 September 2012, with early adoption permitted.  The Company does not expect the adoption of this update will have a material effect on its financial statements.

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As of June 30, 2013, the Company had an accumulated deficit of $9,454,836, which included a net loss of $8,869,355 reported for the year ended June 30, 2013.  Also, during the year ended June 30, 2013 the Company used net cash of $590,781 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4- ASSET PURCHASE AGREEMENT

On October 10, 2012, the Company executed an asset purchase agreement with Dr. Victor Castano, whereby the Company will issue 101,000,000 common shares for the assignment and all rights to Dr. Castano’s patent pending nanotechnology.

The Company valued the 101,000,000 shares at par value ($0.001), which resulted in $101,000 of consideration paid for the asset.

As of June 30, 2013, no shares have been issued pursuant to this asset purchase agreement. The Company has recorded the future issuance of shares as a common stock issuable. The shares were issued Dr. Castano in October 2013, (See Note 12, Subsequent Events).

NOTE 5 – SALE OF SUBSIDIARY

On May 1, 2012, the Company entered into an asset purchase agreement with Respect Innovations, Inc. whereby the Company issued 100,000,000 common shares in return for patent pending technology. The Company later completed a patent search and found 10 different right-of-usage infringements that were not fully disclosed during the negotiations of the asset purchase agreement. The Company was forced to cancel the agreement with Respect Innovations, Inc. In the rescission agreement with Respect Innovations, Inc., the Company agreed to sell Respect American Glass (“RAG), a wholly owned subsidiary of the Company, to an officer of RAG for $100.

RAG was incorporated for the purpose of being a wholly owned subsidiary of the Company. Upon incorporation, RAG’s listed officers are the same as those of Respect Innovations, Inc. So when the asset purchase agreement with Respect Innovations was canceled, RAG was spun off to avoid conflict of interests.

In the rescission agreement with Respect Innovations, Inc., the Company agreed to sell RAG to a related officer for $100. On the date of the sale, October 8, 2012, RAG had $32,361 in assets, all of which was cash. RAG had $-0- in liabilities on the date of the sale which resulted in the Company recording a loss on the sale of subsidiary of $32,261. The Company sold RAG for less than the net book value in order to ensure a successful rescission agreement with Respect Innovations Inc. and, therefore, lower the risk of future litigation between the parties involved.

NOTE 6- RELATED PARTY TRANSACTIONS

Canceled Shares

In June 2013, the Company canceled 11,400,000 shares to Bernardo Chavarria, the Company’s chief executive officer. In June 2013, the Company canceled 64,600,000 shares to Jose Manuel Flores Hernandez, a founding officer of the Company.

Spin Off of Subsidiary

The Company acquired all the outstanding stock in RAG on October 8, 2012 for $100.  The appointed officers of RAG are also officers of Respect Innovations, Inc. RAG was spun off and sold for $100 to an officer of RAG under the terms of the canceled agreement with Respect Innovations, Inc.

Discontinued Operations

The gain on discontinued operations from the stone and tile business in fiscal year 2012 was $23,806. The net liabilities of CCT, Inc. on the date of disposal were $100,747 which the Company upon sale of CCT, Inc. to a former officer and director recorded as a capital contribution due to the related party nature of the disposal.

NOTE 7 – COMMITMENTS & CONTIGENCIES

Office Lease

On November 1, 2012, the Company signed a one year lease to occupy office space in suite 916 of the Ford Building at 615 Griswold, Detroit, Michigan. The lease requires a $400 deposit and monthly payments of $400.

Minimum future rental payments under the agreement are as follows:

2013- $4,000

Consulting Agreement

On October 10, 2012, the Company executed a (3) three year consulting agreement with Dr. Victor Castano. Pursuant to the agreement, the Company will pay Dr. Castano $15,000 a month plus reimbursement for travel related expenses. Dr. Castano will provide research and development services for the Company.

On January 1, 2013, the Company executed a (1) year consulting agreement with Felipe Estevan Samario Nino. Pursuant to the agreement, the Company will pay Mr. Nino $5,000 a month plus reimbursement for travel related expenses. Mr. Nino will provide research and development managerial related services for the Company.

NOTE 8 –NOTES PAYABLE

The Company carried a revolving, due on demand, variable interest rate line of credit with a bank, providing for a credit line up to $50,000, secured by all Company assets. When the Company’s tile business was disposed of in March 2012 to a former officer, the line had a principal balance of $47,023 plus accrued interest of $226. At June 30, 2013 and 2012, the balance due was $-0- and $47,023, respectively.

Accrued interest payable under all notes payable at June 30, 2013 and 2012 was $0 and $226, respectively.

NOTE 9- CONVERTIBLE NOTES PAYABLE

On December 30, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $201,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $2,455,751 at June 30, 2013 using the Black Scholes Model.

On December 31, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $90,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $1,223,786 at June 30, 2013 using the Black Scholes Model.

On March 31, 2013, the Company entered into a convertible promissory note with Asus Global Holdings Inc. for $375,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $4,592,457 at June 30, 2013 using the Black Scholes Model.

At June 30, 2013, the balance due against these three convertible notes was $666,000. In connection with the issuance of these convertible notes the Company recorded derivative liability of $8,223,786 during the fiscal year ended June 30, 2013.

NOTE 10 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of June 30, 2013 and 2012:
	June 30,
	2013	2012

Deferred tax asset - non-current
NOL carryover	$381,600	$199,000
Less valuation allowance	(381,600)	(199,000)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2013 and 2012 due to the following:

	June 30,
	2013	2012

Book income	$(79,493,000)	$(53,000)
Other nondeductible expenses	78,956,000	-
Valuation allowance	537,000	53,000

	$-	$-

At June 30, 2013, the Company had net operating loss carryforwards of approximately $381,600 that may be offset against future taxable income from the year 2014 to 2034. No tax benefit has been reported in the June 30, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common and preferred shares authorized

The Company is authorized 500,000,000 shares of common stock with $0.001 par value and 10,000,000 shares of preferred stock with $0.001 par value.

Common shares issued

In July 2012, the Company issued 100,000,000 shares to Respect Innovations, Inc. pursuant to the asset purchase agreement. The agreement with Respect Innovations, Inc. was rescinded and the 100,000,000 shares were returned to the Company in November 2012. The Company then canceled the 100,000,000 shares.

In June of 2013, the Company canceled 76,000,000 shares that were previously issued to founding officers of the Company. The canceled shares were originally valued as founder shares at par ($0.001).  This cancelation resulted in a $76,000 credit to additional paid-in capital.

Pursuant to the asset purchase agreement with Dr. Castano, the Company agreed to issue him 101,000,000 common shares at par value ($0.001). As of June 30, 2013, no shares have been issued. As a result, the Company recorded a $101,000 balance as common stock issuable.

At June 30, 2013 and 2012, 103,125,000 and 179,125,000 shares of common stock were issued and outstanding, respectively. The Company did not issue any preferred shares in the years ended June 30, 2013 and 2012.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no other material subsequent events exist.

1.	In July and August of 2013, the Company received $100,000 from a convertible promissory note. The note is non-interest bearing and converts into common stock at a 50% discount to market.

2.	In September 2013, the Company issued 101,000,000 shares to Victor Castano pursuant to the executed asset purchase agreement on October 12, 2012.

3.
On October 1, 2013 the Company board of directors approved a board resolution authorizing the Company to issue a total of 15,000,000 stock options; 2,000,000 of these options were issued to four consultants for services to the Company.  The options begin vesting on October 1, 2013 and terminate October 1, 2015.  The stock options have an option price of $0.40 per share.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We reported a change in certifying accountants. Effective June 20, 2013, our certifying accountant, Ronald Chadwick, P.C., Certified Public Accountant ("Chadwick"), resigned as our independent registered public accounting firm. We engaged Patrick Rodgers CPA ("Rodgers") as our principal independent registered public accounting firm effective June 20, 2013. The decision to change our principal independent registered public accounting firm has been approved by our board of directors.

The reports of Chadwick on our financial statements for fiscal years ended June 30, 2012 and June 30, 2011 (which included the balance sheet as of June 30, 2012, and the statement of operations, cash flows and stockholders’ equity as of June 30, 2012), for either of the past two fiscal years, did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended June 30, 2012 and June 30, 2011 and during the subsequent period through to the date of Chadwick's resignation, there were no disagreements between us and Chadwick, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Chadwick, would have caused Chadwick to make reference thereto in its report on our audited financial statements.

We provided Chadwick with a copy of the Current Report on Form 8-K and requested that Chadwick furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Chadwick agrees with the statements made in this Current Report on Form 8-K with respect to Chadwick and, if not, stating the aspects with which they do not agree. We received the requested letter from Chadwick wherein he confirmed his agreement to our disclosures in this Current Report with respect to Chadwick. A copy of Chadwick's letter was filed as an exhibit to the Current Report.

In connection with our appointment of Rodgers as our principal registered accounting firm at this time, we had not consulted Rodgers on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements during the two most recent fiscal years (June 30, 2012 and 2011) and subsequent interim period through the date of engagement.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Management’s annual report on internal control over financial reporting.

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2013.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of June 30, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

●
Deficiencies in segregation of duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

●
Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our directors and principal executive officers are as specified on the following table:

Name and Address	Age	Position(s)

Bernardo Camacho Chavarria	35	Chief Executive and Financial and Accounting Officer and a Director
Calle 4, #37
Fraccionamiento Industrial Alco Blanco
Municipality of Naucalpan
Estado de Mexico, Mexico MCP 53520

Dr.Victor Castaño	53	Chief Technological and Scientific Officer and a Director
Calle 4, #37
Fraccionamiento Industrial Alco Blanco
Municipality of Naucalpan
Estado de Mexico, Mexico MCP 53520

Bernardo Camacho Chavarria. Mr. Chavarria has been our chief executive officer and chief financial officer and accounting officer and a member of our board of directors since March 28, 2012.  During the past ten years, Mr. Chavarria has been involved in financing and providing consulting services to numerous development stage technology companies. From approximately May 2005 to current date, Mr. Chavarria has been a partner in Avanza Capital S de RL de CV, which is an investment banking firm specializing in high tech businesses, real estate developments and mining companies. Mr. Chavarria has also been responsible for merger and acquisition consultations with a strong focus on high tech ventures. From approximately January 2005 through July 2005, Mr. Chavarria was a financial consultant for Valuación de Proyectos Inmobiliarios, which is a company with approximately 126 distress assets titles. Mr. Chavarria was responsible for financial modeling, risk management and effective valuation of business return. From approximately October 2002 through May 2003, Mr. Chavarria was an associate consultant at Sistemas Digitales Zergo SA de CV, which is a business consulting firm for investment projects, project development and capital raisingible.  Sistemas Digitales Zergo SA de CV is a certified agent of RAMAR  Corp., which is a factoring firm for Mexican companies that export to USA and Canada., and is also a commercial partner with Avantel and BM in business intelligence and business software solutions. From approximately  August 2001 through January 2002, Mr. Chavarria was a sales manager for Unión de Crédito de Comercio Automotriz, where he was responsible for the recruiting and training process of new account executives at the company. During March 2002, Mr. Chavarria was a financial consultant for American Traders, which was a financial advisory and investment strategy management firm involved with the spot currency market. During July 2003, Mr. Chavarria was the chief operating officer for Telemobil de México SA de CV, which is a technology integrator business where he was responsible for the commercial and operative strategy and providing communication solutions over IP network, (Internet Telephone Provider), and tracking services for remote assets management (Satellite tracking,  M2M solutions, etc).

Mr. Chavarria is fluent in English and basic French and Italian. He is also a member of the board of directors of three high tech start up companies. Mr. Chavarria has also been a commentator on economic topics invited by “Club de Periodistas,” which is a radio program from Radio Chapultepec.

Dr. Victor M. Castano. Dr. Victor M. Castano has been the chief technological and scientific officer and a member of our board of directors since October 10, 2012. Dr. Castano has been a senior research consultant for CG2 NanoCoatings since 2006.  Between 2002 and 2010, Dr. Castano was the director of the Centro de Fisica Aplicada y Tecnologia Avanzada of the Universidad Nacional Autonoma de Mexico.

Dr. Castano holds a PhD in Physics from the Universidad Nacional Autonoma de Mexico, is a member of numerous academic and industrial advisory boards related to nanotechnology, and has published over 650 articles relating to nanotechnology in various scholarly journals.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.   All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist), serve at the discretion of the board. Currently, our directors receive no compensation.

There is no family relationship between any of our officers or directors. For the past ten years, there have been no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony.

CORPORATE GOVERNANCE

Committees

Our board of directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the board of director’s composition and our relatively limited operations, the board of directors believes it is able to effectively manage the issues normally considered by such committees. Our board of directors may undertake a review of the need for these committees in the future.

Audit Committee and Financial Expert

Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Code of Ethics

We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Director Independence

None of our directors are deemed independent. Our directors also hold positions as officers.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended June 30, 2013 and June 30, 2012.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bernardo Camacho Chavarria, current Chief Executive Officer and Chief Financial Officer/Accounting Officer and a director	2013 2012	71,518 -	- -	- -	- -	- -	- -	- -	71,518 -

Dr. Victor Castano, Chief Technological and Scientific Officer and a director	2013	132,574	-	-	-	-	-	-	132,574

Sandie Venezia, Prior Chief Executive Officer and Accounting Officer	2013 2012	- -	- -	- -	- -	- -	- -	- -	- -

(1)
On October 12, 2013, in accordance with the terms and provisions of the Asset Purchase Agreement with Dr. Castano, an aggregate 101,000,000 shares of common stock were issued to Dr. Castano at a per share price of $0.001 for aggregate consideration of $101,000.

(2)	Victor Castano was appointed Chief Technological and Scientific Officer and a Director in October of 2012.

OUTSTANDING EQUITY AWARDS

As of June 30, 2013, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Bernardo Carracho Chavarria, current Chief Executive Officer/Chief Financial Officer/Accounting Officer and Director	-	-	-	-	-	-	-	-	-

Dr. Victor Castano, Chief Technological and Scientific Officer and a director	-	-	-	-	-	-	-	-	-

Sandie Venezia Prior Chief Executive Officer and Accounting Officer and a Director	-	-	-	-	-	-	-	-	-

(1)	Ms. Venezia resigned her executive positions and as a member of the board of directors effective March 28, 2012.

STOCK OPTIONS.

No grants of stock options or stock appreciation rights were made during the fiscal year ended June 30, 2013.

LONG TERM INCENTIVE PLANS.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Annual Report by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
	Officers and Directors

Common Stock	Bernardo Camacho Cavarria Calle 4, #37 Fraccionamiento Industrial Alce Blanco Municipality of Naucalpan Estado de Mexico, Mexico MCP 53520	0 shares	0%

Common Stock	Dr. Victor Castano Calle 4, #37 Fraccionamiento Industrial Alce Blanco Municipality of Naucalpan Estado de Mexico, Mexico MCP	101,000,000 shares	49.48%

Common Stock	All directors and named executive officers as a group (2 persons)	101,000,000 shares	49.48%
	5% or Greater Beneficial Holders

Common Stock	None

(1)	Percentage of beneficial ownership of our common stock is based on 204,125,000 shares of common stock outstanding as of the date of the filing.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related party transactions.

Canceled Shares

In June 2013, the Company canceled 11,400,000 shares to Bernardo Chavarria, the Company’s chief executive officer. In June 2013, the Company canceled 64,600,000 shares to Jose Manuel Flores Hernandez, a founding officer of the Company.

Spin Off of Subsidiary

The Company acquired all the outstanding stock in RAG on October 8, 2012 for $100.  The appointed officers of RAG are also officers of Respect Innovations, Inc. RAG was spun off and sold for $100 to an officer of RAG under the terms of the rescinded agreement with Respect Innovations, Inc.

Discontinued Operations

The gain on discontinued operations from the stone and tile business in fiscal year 2012 was $23,806. The net liabilities of CCT, Inc. on the date of disposal were $100,747 which the Company upon sale of CCT, Inc. to a former officer and director recorded as a capital contribution due to the related party nature of the disposal.

Asset Purchase Agreement

In October 2013, the Company issued 101,000,000 shares to Dr. Castano pursuant to the terms and provisions of the Asset Purchase Agreement. Dr. Castano is a director of the Company.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14. PRINCI[PAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $15,000 and $12,500, respectively.

Audit-Related Fees

For the fiscal years ended June 30, 2013 and 2012, there were $-0- and $250, respectively, in fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For the fiscal years ended June 30, 2013 and 2012, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

 Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)
3.3	Bylaws (1)
10.1	Convertible Promissory Note dated March 31, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)
10.2	Convertible Promissory Note dated September 17, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)
10.3	Convertible Promissory Note dated December 30, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)
10.4	Convertible Promissory Note dated December 31, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)
10.5	Collaboration Agreement dated September 25, 2013 between Nano Labs Corp. and Soluciones Nanotechnolgicas S.L. (2)
10.6	Mutual Confidentiality Agreement dated April 7, 2013 between Saint-Gobain Ceramics & Plastics Inc. and Nano Labs Corp. (3)
10.7	Confidential Disclosure Agreement dated May 6, 2013 between Dentsply International Inc. and Nano Labs Corp. (4)
10.8	Asset Purchase Agreement dated October 10, 2012 between Dr. Victor Castano and Nano Labs Corp.
16.1	Letter from KBL LLP dated May 24, 2013 incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema**
101.cal	XBRL Taxonomy Calculation Linkbase**
101.def	XBRL Taxonomy Definition Linkbase**
101.lab	XBRL Taxonomy Label Linkbase**
101.pre	XBRL Taxonomy Presentation Linkbase**

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 with the Securities and Exchange Commission on January 12, 2011 .
(2)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on October 10, 2013
(3)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on May 23, 2013.
(4)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on May 29, 2013.
(5)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on Jul7 24, 2013 and August 6, 2013.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nano Labs Inc.
a Colorado corporation

October 14, 2013	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Executive Officer Director

October 14, 2013	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Financial Officer/Principal Accounting Officer Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Bernardo Camacho Chavarria	October 14, 2013
Bernardo Camacho Chavarria
Its:	Director

By:	/s/ Dr. Victor Castano	October 14, 2013
Dr. Victor Castano
Its:	Director