Form 10-K/A
period 2013-06-30
Nano Labs Corp.
filed 2013-11-14
CIK 1497572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- K/A

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

As of November 14, 2013, there were 204,125,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

EXPLANATORY NOTE

Nano Labs Corp. is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the U.S. Securities Exchange Commission on October 15, 2013 to account for an additional $100,000 of convertible debt. We have made no further changes to the previously filed Form 10-K.

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

As of June 30, 2013, our accumulated deficit was $ 10,779,491 . The Company recognized a net loss for the year ended June 30, 2013 of $ 10,194,010 . We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to develop our business and expand our operations. We may not be able to generate sufficient revenues to achieve profitable operations.

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

RESULTS OF OPERATION

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

Our net loss for fiscal year ended June 30, 2013 was $ 10,194,010 compared to a net loss of $53,009 during fiscal year ended June 30, 2012, a substantial increase of $ 10,141,001 . The majority of the loss is attributable to non-cash expenses of derivative interest expense and loss on sale of subsidiary which total $ 9,480,702 . These non-cash expenses are described in detail below. During fiscal years ended June 30, 2013 and June 30, 2012, we did not generate any revenue.

During fiscal year ended June 30, 2013, we incurred operating expenses of $ 7 13,308 compared to $76,815 incurred during fiscal year ended June 30, 2012, an increase of $ 6 36,493. During fiscal year ended June 30, 2013, our operating expenses consisted of: (i) $264,116 (2012: $-0-) in consulting; (ii) $ 2 22,010 (2012: $76,815) in general and administrative; (iii) $46,833 in professional fees (2012: $-0-); (iv) $93,831 in travel (2012: $-0-); and (v) $86,518 in wages (2012: $-0-). The increase in operating expenses was primarily attributable to the increases in consulting fees, professional fees, travel and wages. General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

We incurred management fees is the amount of $204,092 and $-0- to our officers and directors during fiscal years ended June 30, 2013 and June 12, 2012. See "Item 11. Executive Compensation.”

During fiscal year ended June 30, 2013, we incurred other expense in the form of: (i) interest expense associated with the derivative liability on our outstanding convertible notes payable of $ 9,448,441 (2012: $-0-) and (ii) $32,261 in loss on sale of subsidiary (2012: $-0-).

Therefore, our net loss and loss per share during fiscal year ended June 30, 2013 was $ 10,194,010 or $0. 10 per share compared to a net loss and loss per share of $53,009 or $0.00 per share during fiscal year ended June 30, 2012. Net loss increased substantially during fiscal year ended June 30, 2013, as compared to June 30, 2012, as a result of the derivative interest expense attributable to the outstanding convertible notes payable. The weighted average number of shares outstanding was 107,081,164 and 201,125,000 for fiscal years ended June 30, 2013 and June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended June 30, 2013

As of June 30, 2013, our current assets were $28,196 and our current liabilities were $ 10,222,206 , which resulted in a working capital deficit of $ 10,194,010 . As of June 30, 2013, current assets were comprised of $28,196 in cash. As of June 30, 2013, current liabilities were comprised of: (i) $7,765 in accounts payable; (ii) $ 7 66,000 in convertible note payable; and (iii) $ 9,448,441 in derivative liability.

As of June 30, 2013, our total assets were $28,196 comprised entirely of current assets. The increase in total assets during fiscal year ended June 30, 2013 from fiscal year ended June 30, 2012 was due to the increase in cash of $28,196.

As of June 30, 2013, our total liabilities were $ 10,222,206 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended June 30, 2013 from fiscal year ended June 30, 2012 was primarily due to the recording of $ 9,448,441 in derivative liability and $ 7 66,000 in convertible note s payable. The derivative liability was related to the outstanding convertible notes payable issued in the fiscal year end June 30, 2013.

Stockholders’ deficit increased from $209,015 for fiscal year ended June 30, 2012 to $ 10,194,010 for fiscal year ended June 30, 2013

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2013, net cash flows used in operating activities was ( $ 6 90,781 ) compared to ($-0-) for fiscal year ended June 30, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $ 9,448,441 (2012: ($53,009), which was adjusted by $ 9,448,441 (2012: $-0-) of derivative interest calculated from the outstanding convertible notes, $209,015 (2012: $-0-) of debt forgiveness from past debt related to Colorado Ceramic Tile, Inc., $200 (2012: $-0-) of related party payables, and $154,027 (2012: $76,815) of accounts payable.

Cash Flows from Investing Activities

For fiscal years ended June 30, 2013 and June 30, 2012, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended June 30, 2013, net cash flows provided from financing activities was $ 7 18,977 compared to $-0- for fiscal year ended June 30, 2012. Cash flows from financing activities for fiscal year ended June 30, 2013 consisted of $ 7 66,000 in proceeds from convertible notes payable which was offset by $47,023 from repayment of notes payable.

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

On December 31, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $90,000, bearing no interest and convertible at a 50% discount to market. The note is payable on demand. As the conversion rate is discounted to market, the Company calculated a derivative liability of $ 1,175,578 at June 30, 2013 using the Black Scholes Model.

On January 5 , 2013, the Company entered into a convertible promissory note with Asus Global Holdings Inc. for $ 4 75,000, bearing no interest and convertible at a 50% discount to market. The note is payable on demand. As the conversion rate is discounted to market, the Company calculated a derivative liability of $ 5,817,112 at June 30, 2013 using the Black Scholes Model.

At June 30, 2013 and 2012 the the balance due against these three convertible notes was $ 7 66,000 and $-0-, respectively.

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
Restated November 12, 2013

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
October 18, 2012	RONALD R. CHADWICK, P.C.

NANO LABS CORP.
BALANCE SHEETS

	June 30,
	2013	2012
	(Restated)

ASSETS
CURRENT ASSETS
Cash	$28,196	$-

Total current assets	28,196	-

Total Assets	$28,196	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$7,765	$161,566
Related party payables	-	200
Notes payable	-	47,023
Convertible notes payable	766,000	-
Derivative Liability	9,448,441	-
Accrued interest payable	-	226
	10,222,206	209,015

Total current liabilities	10,222,206	209,015

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
none issued or outstanding at June 30, 2013 and 2012, respectively.	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized;
103,125,000 and 179,125,000 shares issued and outstanding
at June 30, 2013 and 2012, respectively.	103,125	179,125
Common stock issuable	101,000	-
Additional paid-in capital	381,356	197,341
Accumulated deficit	(10,779,491)	(585,481)
Total stockholders' deficit	(10,194,010)	(209,015)

Total liabilities and stockholders' deficit	$28,196	$-

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF OPERATIONS

	For the year ended June 30,
	2013	2012
	(Restated)

Sales	$-	$-
Cost of goods sold	-	-
Gross Margin	-	-

Operating Expenses
Consulting	264,116	-
General and administrative	222,010	76,815
Professional Fees	46,833	-
Travel	93,831	-
Wages	86,518	-
Total operating expenses	713,308	76,815

Loss from Operations	(713,308)	(76,815)

Other (Income) Expenses
Interest expense- derivative	(9,448,441)	-
Loss on sale to subsidiary	(32,261)	-
Other (income) expenses	(9,480,702)	-

Loss before Income Taxes	(10,194,010)	(76,815)
Provision for income tax	-	-
Net Loss from continuing operations	$(10,194,010)	$(76,815)

Discontinued Operations:
Income from discontinued operations	-	23,806

Net Loss	$(10,194,010)	$(53,009)

Net income (loss) per common share- basic and diluted	$(0.10)	$(0.00)

Weighted average common shares outstanding - basic and diluted	107,081,164	201,125,000

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT (Restated)

					Common	Additional		Total
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balance June 30, 2011	-	$-	203,125,000	$203,125	$-	$(82,501)	$(532,472)	$(411,848)

Related party debt relief	-	-	-	-	-	155,295	-	155,295

Disposal of subsidiary to related party	-	-	-	-	-	100,747	-	100,747

Share repurchases from related party	-	-	(24,000,000)	(24,000)	-	23,800	-	(200)

Net loss	-	-	-	-	-	-	(53,009)	(53,009)

Balance June 30, 2012	-	-	179,125,000	179,125	-	197,341	(585,481)	(209,015)

Debt forgiveness	-	-	-	-	-	209,015	-	209,015

Shares issuable pursuant to executed asset purchase agreement with Dr. Castano	-	-	-	-	101,000	(101,000)	-	-

Share repurchases from related party	-	-	(76,000,000)	(76,000)	-	76,000	-	-

Net loss	-	-	-	-	-	-	(10,194,010)	(10,194,010)

Balance June 30, 2013	-	$-	103,125,000	$103,125	$101,000	$381,356	$(10,779,491)	$(10,194,010)

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2013	2012
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,194,010)	$(53,009)
Adjustments to reconcile net loss to net cash
used by operating activities:
Derivative interest	9,448,441	-
Debt forgiveness	209,015	-
Changes in operating assets and liabilities:
Discontinued operations	-	(23,806)
Related party payables	(200)	-
Accounts payable and accrued expenses	(154,027)	76,815
NET CASH USED IN OPERATING ACTIVITIES	(590,781)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(47,023)	-
Proceed from convertible notes payable	766,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	618,977	-

NET CHANGE IN CASH	28,196	-

Cash at beginning of the period	-	-

Cash at end of the period	$28,196	$-

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:

Interest paid	$-	$2,770
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(Restated)

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

There were 17,022,222 potentially dilutive shares outstanding as of June 30, 2013 which were derived from the outstanding convertible promissory notes to Globe Financial Corp and Asus Global Holdings Inc. There were no potentially dilutive shares outstanding as of June 30, 2012, respectively.

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

As of June 30, 2013, the Company had an accumulated deficit of $ 10,779,491 , which included a net loss of $ 10,194,010 reported for the year ended June 30, 2013.  Also, during the year ended June 30, 2013 the Company used net cash of $ 6 90,781 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On December 31, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $90,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $ 1,175,578 at June 30, 2013 using the Black Scholes Model.

On January 5 , 2013, the Company entered into a convertible promissory note with Asus Global Holdings Inc. for $ 4 75,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $ 5,817,112 at June 30, 2013 using the Black Scholes Model.

At June 30, 2013, the balance due against these three convertible notes was $ 7 66,000. In connection with the issuance of these convertible notes the Company recorded derivative liability of $ 9,448,441 during the fiscal year ended June 30, 2013.

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

NOTE 13 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its Balance Sheet as of June 30, 2013, its Statement of Operations for the year ended June 30, 2013, its Statement of Cash Flows for the year ended June 30, 2013, and it’s Statements of Stockholders’ Equity to account for an additional $100,000 of convertible debt from Asus Global Holdings Inc. The funds were wired directly to an officer of the Company and did not pass through the Company’s bank account. The Company recalculated the derivative liability related to the additional convertible debt outstanding. The terms of the additional convertible debt are the same as other convertible debt from Asus Global Holdings.

The following are previously recorded and restated balances as of June 30, 2013 and for the year ended June 30, 2013.

NANO LABS CORP.
BALANCE SHEETS

	June 30, 2013
	Originally
	Reported	Restated	Difference
ASSETS
CURRENT ASSETS
Cash	$28,196	$28,196	-

Total current assets	28,196	28,196	-

Total Assets	$28,196	$28,196	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$7,765	$7,765	-
Related party payables	-	-	-
Notes payable	-	-	-
Convertible notes payable	666,000	766,000	(100,000)
Derivative Liability	8,223,786	9,448,441	(1,224,655)
Accrued interest payable	-	-	-
	8,897,551	10,222,206	(1,324,655)

Total current liabilities	8,897,551	10,222,206	(1,324,655)

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 10,000,000 shares authorized;
none issued or outstanding at June 30, 2013 and 2012, respectively.	-	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized;
103,125,000 and 179,125,000 shares issued and outstanding
at June 30, 2013 and 2012, respectively.	103,125	103,125	-
Common stock issuable	101,000	101,000	-
Additional paid-in capital	381,356	381,356	-
Accumulated deficit	(9,454,836)	(10,779,491)	1,324,655
Total stockholders' deficit	(8,869,355)	(10,194,010)	1,324,655

Total liabilities and stockholders' deficit	$28,196	$28,196	-

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF OPERATIONS

	For the year ended June 30, 2013
	Originally Reported	Restated	Difference
Sales	$-	$-	-
Cost of goods sold	-	-	-
Gross Margin	-	-	-

Operating Expenses
Consulting	264,116	264,116	-
General and administrative	122,010	222,010	100,000
Professional Fees	46,833	46,833	-
Travel	93,831	93,831	-
Wages	86,518	86,518	-
Total operating expenses	613,308	713,308	100,000

Loss from Operations	(613,308)	(713,308)	(100,000)

Other (Income) Expenses
Interest expense- derivative	(8,223,786)	(9,448,441)	1,224,655
Loss on sale to subsidiary	(32,261)	(32,261)	-
Other (income) expenses	(8,256,047)	(9,480,702)	1,224,655

Loss before Income Taxes	(8,869,355)	(10,194,010)	(1,324,655)

Provision for income tax	-	-	-

Net Loss from continuing operations	$(8,869,355)	$(10,194,010)	(1,324,655)

Discontinued Operations:
Income from discontinued operations	-	-	-

Net Loss	$(8,869,355)	$(10,194,010)	(1,324,655)

Net income (loss) per common share- basic and diluted	$(0.08)	$(0.10)	0.02

Weighted average common shares outstanding-
basic and diluted	107,081,164	107,081,164	-

 The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended June 30, 2013
	Originally Reported	Restated	Difference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,869,355)	$(10,194,010)	1,324,655
Adjustments to reconcile net loss to net cash
used by operating activities:
Derivative interest	8,223,786	9,448,441	(1,224,655)
Debt forgiveness	209,015	209,015	-
Changes in operating assets and liabilities:
Discontinued operations	-	-	-
Related party payables	(200)	(200)	-
Accounts payable and accrued expenses	(154,027)	(154,027)	-
NET CASH USED IN OPERATING ACTIVITIES	(590,781)	(690,781)	100,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(47,023)	(47,023)	-
Proceed from convertible notes payable	666,000	766,000	(100,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	618,977	718,977	(100,000)

NET CHANGE IN CASH	28,196	28,196	-

Cash at beginning of the period	-	-	-

Cash at end of the period	$28,196	$28,196	-

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:

Interest paid	$-	$-	-
Income tax paid	$-	$-	-

 The accompanying notes are an integral part of these financial statements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)
3.3	Bylaws (1)
10.1	Convertible Promissory Note dated March 31, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)
10.2	Convertible Promissory Note dated September 17, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)
10.3	Convertible Promissory Note dated December 30, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)
10.4	Convertible Promissory Note dated December 31, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)
10.5	Collaboration Agreement dated September 25, 2013 between Nano Labs Corp. and Soluciones Nanotechnolgicas S.L. (2)
10.6	Mutual Confidentiality Agreement dated April 7, 2013 between Saint-Gobain Ceramics & Plastics Inc. and Nano Labs Corp. (3)
10.7	Confidential Disclosure Agreement dated May 6, 2013 between Dentsply International Inc. and Nano Labs Corp. (4)
10.8	Asset Purchase Agreement dated October 10, 2012 between Dr. Victor Castano and Nano Labs Corp.
16.1	Letter from KBL LLP dated May 24, 2013 incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema**
101.cal	XBRL Taxonomy Calculation Linkbase**
101.def	XBRL Taxonomy Definition Linkbase**
101.lab	XBRL Taxonomy Label Linkbase**
101.pre	XBRL Taxonomy Presentation Linkbase**

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 with the Securities and Exchange Commission on January 12, 2011 .
(2)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on October 10, 2013
(3)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on May 23, 2013.
(4)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on May 29, 2013.
(5)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on July 24, 2013 and August 6, 2013.
*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nano Labs Inc. a Colorado corporation

November 13, 2013	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Executive Officer Director

November 13, 2013	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Financial Officer/Principal Accounting Officer Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Bernardo Camacho Chavarria	November 13, 2013
Bernardo Camacho Chavarria
Its:	Director

By:	/s/ Dr. Victor Castano	November 13, 2013
Dr. Victor Castano
Its:	Director