Form 10-Q
period 2013-09-30
Nano Labs Corp.
filed 2013-11-14
CIK 1497572

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141060
NANO LABS CORP.
(Name of small business issuer in its charter)

Colorado	84-1307164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Ford Building
615 Griswold Street
Seventeenth Floor
Suite 1715
Detroit, Michigan 48226
(Address of principal executive offices)

(888) 806-2315
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None	Name of each exchange on which registered:

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 9, 2013
Common Stock, $0.001	204,125,000

NANO LABS CORP.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

PART I

ITEM 1. FINANCIAL STATEMENTS

NANO LABS CORP.
BALANCE SHEETS

	September 30,	June 30,
	2013	2013
ASSETS		(Restated)
CURRENT ASSETS
Cash	$6,798	$28,196

Total current assets	6,798	28,196

Total Assets	$6,798	$28,196

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,568	$7,765
Convertible notes payable	916,000	766,000
Derivative Liability	21,071,474	9,448,441
	21,990,042	10,222,206

Total current liabilities	21,990,042	10,222,206

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 10,000,000 shares authorized;
none issued or outstanding at September 30, 2013 and June 30, 2013, respectively.	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized;
204,125,000 and 103,125,000 shares issued respectively
at September 30, 2013 and June 30, 2013, respectively.	204,125	103,125
Common stock issuable	-	101,000
Additional paid-in capital	381,356	381,356
Accumulated deficit	(22,568,725)	(10,779,491)
Total stockholders' deficit	(21,983,244)	(10,194,010)

Total liabilities and stockholders' deficit	$6,798	$28,196

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2013	2012
Sales	$-	$-
Cost of goods sold	-	-
Gross Margin	-	-

Operating Expenses
Consulting	103,471	-
General and administrative	38,820	10,092
Professional Fees	10,960	-
Travel	7,950	-
Wages	5,000	-
Total operating expenses	166,201	10,092

Loss from Operations	(166,201)	(10,092)

Other income (Expense)
Interest expense- derivative	(11,623,033)	-
Total Other (income) expenses	(11,623,033)	-

Loss before Income Taxes	(11,789,234)	(10,092)

Provision for income tax	-	-

Net Loss from continuing operations	$(11,789,234)	$(10,092)

Discontinued Operations:
Income from discontinued operations	-	-

Net Loss	$(11,789,234)	$(10,092)

Net income (loss) per common share- basic and diluted	$(0.11)	$(0.00)

Weighted average common shares outstanding-
basic and diluted	107,081,164	179,125,000

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,789,234)	$(10,092)
Adjustments to reconcile net loss to net cash
used by operating activities:
Derivative interest	11,623,033	-
Debt forgiveness	-	-
Changes in operating assets and liabilities:
Discontinued operations	-	-
Related party payables	-	10,092
Accounts payable and accrued expenses	(5,197)	-
NET CASH USED IN OPERATING ACTIVITIES	(171,398)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	-
Proceeds from convertible notes payable	150,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	150,000	-

NET CHANGE IN CASH	(21,398)	-

Cash at beginning of the period	28,196	-

Cash at end of the period	$6,798	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income tax paid	$-	$-

 The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2013 and 2012, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and 2012.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for the year ended September 30, 2013 and 2012, respectively, using the market and income approaches.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2013 and June 30, 2013.

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

There were 44,144,578 potentially dilutive shares outstanding as of September 30, 2013 which were derived from the outstanding convertible promissory notes to Globe Financial Corp and Asus Global Holdings Inc. There were no potentially dilutive shares outstanding as of June 30, 2012.

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

As of September 30, 2013, the Company had an accumulated deficit of $22,568,725, which included a net loss of $11,789,324 reported for the quarter ended September 30, 2013. Also, during the quarter ended September 30, 2013 the Company used net cash of $171,398 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ASSET PURCHASE AGREEMENT

On October 10, 2012, the Company executed an asset purchase agreement with Dr. Victor Castano, a related party, whereby the Company issued on September 18, 2013 101,000,000 common shares for the assignment and all rights to Dr. Castano’s patent pending nanotechnology.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

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

Purchase Agreement

As discussed in note 4 the Company entered into an agreement for patent technology with a related party.

NOTE 7 – COMMITMENTS & CONTIGENCIES

Office Lease

On November 1, 2012, the Company signed a one year lease to occupy office space in suite 916 of the Ford Building at 615 Griswold, Detroit, Michigan. The lease requires a $400 deposit and monthly payments of $400.

Minimum future rental payments under the agreement are as follows:

2013- $400

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

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On December 30, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $201,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $2,455,751 at June 30, 2013 using the Black Scholes Model, plus for the three months ended September 30, 2013 an additional $2,870,684.

On December 31, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $90,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $1,175,578 at June 30, 2013 using the Black Scholes Model and recorded an additional $1,374,256 for the three months ended September 30, 2013.

On January 5, 2013, the Company entered into a convertible promissory note with Asus Global Holdings Inc. for $475,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $5,817,112 at June 30, 2013 using the Black Scholes Model and recorded an additional $6,800,150 for the three months ended September 30, 2013.

In the three months ended September 30, 2013 the Company entered into a new convertible note agreement with Asus Global Holdings for $150,000 with the same terms as previously noted. The Company recorded a derivative liability of $577,943 using the Black Scholes Model.

At September 30, 2013, the balance due against these four convertible notes was $916,000. In connection with the issuance of these convertible notes the Company recorded a derivative liability of $21,071,474 as of September 30, 2013.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

Pursuant to the asset purchase agreement with Dr. Castano, a related party, the Company issued him 101,000,000 common shares at par value ($0.001) during the quarter ended September 30, 2013.

NOTE 10 – SUBSEQUENT EVENTS

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

2.
In October of 2013, the Company entered into a convertible promissory note with Asus Global Holdings Inc. for $75,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand.

Forward-Looking Information

This Quarterly Report of Nano Labs Corp.  on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated as Colorado Ceramic Tile Inc. in the State of Colorado on March 27, 1995 primarily to sell and install stone, tile and marble products used in residential and commercial buildings. During April 2012, we were reorganized by transferring all of our assets to CCT, Inc., our wholly-owned subsidiary ("CCT"). We subsequently sold CCT to Sandy Venezia, our former officer and director, for $500.00. On April 11, 2012, we filed an amendment to our articles of incorporation with the Colorado Secretary of State changing our name from "Colorado Ceramic Tile Inc." to "Nano Labs Corp."

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Nano Labs" refers to Nano Labs Corp.

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

Universal Assignment

On December 13, 2013, we entered into that certain universal assignment (the "Assignment") with Castano pertaining to an invention entitled "Nanotechnological Thermal Insulating Coating and Uses Thereof" for which a patent application was filed with the United States Patent, Copyright and Trademark Office on October 31, 2012, Serial Number 61/720,716 (the "Nanotechnology Patent"). In accordance with the terms and provisions of the Assignment, Castano transferred and assigned to us his whole right, title and interest for the United States and Canada and all other countries in and to the said Nanotechnology Patent.

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

As of the date of this Quarterly Report, we continue to run tests against commercial grade gasoline in the market today. The ultimate tests will run real comparisons of both fuels side-by-side. For the refineries, management believes that the use of the Nanotech Gasoline as an Octane Index Booster, blending naphtha with the nano base by simply using standard circulation pumps, would be very economical. This is another area we will begin testing immediately starting with the basic low Octane Naphtha distillation cut and see how much we can raise the Octane Index.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a development stage company and have not generated any revenue. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2013 Compared to Three Month Period Ended September 30, 2012.

Our net loss for the three month period ended September 30, 2013 was ($11,789,234) compared to a net loss of ($10,092) during the three month period ended September 30, 2012, an increase of $11,779,142. We generated no revenue for the three month periods ended September 30, 2013 and September 30, 2012, respectively.

During the three month period ended September 30, 2013, we incurred operating expenses of $166,201 compared to $10,092 incurred during the three month period ended September 30, 2012, an increase of $156,109. During the three month period ended September 30, 2013, operating expenses consisted of: (i) consulting fees of $103,471 (2012: $-0-); (ii) general and administrative of $38,820 (2012: $10,092); (iii) professional fees of $10,960 (2012: $-0-); (iv) travel of $7,950 (2012: $-0-); and (v) wages of $5,000 (2012: $-0-). General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, legal, auditor, edgarizing and transfer agent fees.

Loss from operations for the three month period ended September 30, 2013 was ($166,201) compared to loss from operations of ($10,092) during the three month period ended September 30, 2012. Operating expenses increased during the three month period ended September 30, 2013 generally due to increased consulting and professional fees based upon an increase in scope and scale of business operations.

During the three month period ended September 30, 2013, we incurred other expense of $11,623,033 relating to interest expense - derivative associated with the derivative liability on our outstanding convertible notes.

Therefore, our net loss and loss per share during the three month period ended September 30, 2013 was ($11,789,234) or ($0.11) per share compared to a net loss and loss per share of ($10,092) or $0.00 per share during the three month period ended September 30, 2012. Net loss increased substantially during the three month period ended September 30, 2013 as compared to September 30, 2012 as a result of the derivative interest expense attributable to the outstanding convertible notes payable. The weighted average number of shares outstanding was 107,081,164 and 179,125,000 for the three month periods ended September 30, 2013 and September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, our current assets were $6,798 and our current liabilities were $21,990,042, which resulted in a working capital deficit of $21,983,244. As of September 30, 2013, current assets were comprised of $6,798 in cash. As of September 30, 2013, current liabilities were comprised of: (i) $2,568 in accounts payable; (ii) $916,000 in convertible notes payable; and (iii) $21,071,474 in derivative liability. See " -- Material Commitments".

As of September 30, 2013, our total assets were $6,798 comprised of current assets. The decrease in total assets during the three month period ended September 30, 2013 from fiscal year ended June 30, 2013 was primarily due to a decrease in cash.

As of September 30, 2013, our total liabilities were $21,990,042 comprised entirely of current liabilities. The increase in liabilities during the three month period ended September 30, 2013 from fiscal year ended June 30, 2013 was primarily due to the increase in the derivative liability of $11,623,033.

Stockholders’ deficit increased from ($10,194,010) as of June 30, 2013 to ($21,983,244) as of September 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended September 30, 2013, net cash flows used in operating activities was ($171,398) compared to ($-0-) for the three month period ended September 30, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $11,789,234 (2012: ($10,092), which was adjusted by $11,623,033 (2012: $-0-) of derivative interest calculated from the outstanding convertible notes. Net cash flows used in operating activities was further changed by ($5,197) (2012: $-0-) of accounts payable and accrued expenses and $-0- (2012: $10,092) in related party payables.

Cash Flows from Investing Activities

For the three month period ended September 30, 2013 and September 30, 2012, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended September 30, 2013, net cash flows provided from financing activities was $150,000 compared to $0 for the three month period ended September 30, 2012. Cash flows from financing activities for the three month period ended September 30, 2013 consisted of $150,000 in proceeds from convertible notes payable.

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

MATERIAL COMMITMENTS

Convertible Note Payable

On December 30, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $201,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $2,455,751 at June 30, 2013 using the Black Scholes Model, plus for the three months ended September 30, 2013 an additional $2,870,684.

On December 31, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $90,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $1,175,578 at June 30, 2013 using the Black Scholes Model and recorded an additional $1,374,256 for the three months ended September 30, 2013.

On January 5, 2013, the Company entered into a convertible promissory note with Asus Global Holdings Inc. for $475,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $5,817,112 at June 30, 2013 using the Black Scholes Model and recorded an additional $6,800,150 for the three months ended September 30, 2013.

In the three months ended September 30, 2013 the Company entered into a new convertible note agreement with Asus Global Holdings for $150,000 with the same terms as previously noted. The Company recorded a derivative liability of $577,943 using the Black Scholes Model.

At September 30, 2013, the balance due against these four convertible notes was $916,000. In connection with the issuance of these convertible notes the Company recorded a derivative liability of $21,071,474 as of September 30, 2013.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our June 30, 2013 and June 30, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations.

Interest Rate

Interest rates in the United States are generally stable. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However, our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

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

Management’s report on internal control over financial reporting.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of September 30, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

•
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

There were no significant changes in our internal control over financial reporting during the three month period ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2013. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SATEFY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

We have one equity compensation plan, the Nano Labs Corp. 2013 Stock Option Plan (the “2013 Plan”). On October 1, 2013, our Board of Directors authorized and approved the adoption of the 2013 Plan under which an aggregate of 15,000,000 of our shares may be issued.

During the three month period ended September 30, 2013, we granted an aggregate 2,000,000 Stock Options to our consultants. The Stock Options granted had an exercise price of $0.40 per share and vested immediately with an exercise period of two years.

The purpose of the 2013 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2013 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2013 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2013 Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 15,000,000 shares as at the date of adoption by the Board of Directors of the 2009 Plan. At the time a Stock Option is granted under the 2013 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

In the event an optionee ceases to be employed by or to provide services to us for reasons other than cause, retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event an optionee ceases to be employed by or to provide services to us for reasons of retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to one-year after the effective date that his position ceases, and after such one-year period, any unexercised Stock Option shall expire.

No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period up to ten (10) years or the limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

The exercise price of a Stock Option granted pursuant to the 2013 Plan shall be paid in full to us by delivery of consideration equal to the product of the Stock Option in accordance with the requirements of the Nevada Revised Statutes. Any Stock Option settlement, including payment deferrals or payments deemed made by way of settlement of pre-existing indebtedness, may be subject to such conditions, restrictions and contingencies as may be determined.

Incentive Stock Options

The 2013 Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options, one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of our common shares, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

As of the date of this Quarterly Report, no Stock Options have been exercised.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (1)
3.3	Bylaws (1)
10.1	Convertible Promissory Note dated March 31, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)
10.2	Convertible Promissory Note dated September 17, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)
10.3	Convertible Promissory Note dated December 30, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)
10.4	Convertible Promissory Note dated December 31, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)
10.5	Collaboration Agreement dated September 25, 2013 between Nano Labs Corp. and Soluciones Nanotechnolgicas S.L. (2)
10.6	Mutual Confidentiality Agreement dated April 7, 2013 between Saint-Gobain Ceramics & Plastics Inc. and Nano Labs Corp. (3)
10.7	Confidential Disclosure Agreement dated May 6, 2013 between Dentsply International Inc. and Nano Labs Corp. (4)
10.8	2013 Stock Option Plan of Nano Labs Corp. *
16.1	Letter from KBL LLP dated May 24, 2013 incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema**
101.cal	XBRL Taxonomy Calculation Linkbase**
101.def	XBRL Taxonomy Definition Linkbase**
101.lab	XBRL Taxonomy Label Linkbase**
101.pre	XBRL Taxonomy Presentation Linkbase**

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 with the Securities and Exchange Commission on January 12, 2011.

(2)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on October 10, 2013

(3)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on May 23, 2013.

(4)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on May 29, 2013.

(5)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on July 24, 2013 and August 6, 2013.

*	Filed herewith.

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