Form 10-Q
period 2013-12-31
Nano Labs Corp.
filed 2014-02-18
CIK 1497572

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141060

NANO LABS CORP.
(Name of small business issuer in its charter)

Colorado	84-1307164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Ford Building
615 Griswold Street
Seventeenth Floor
Suite 1715
Detroit, Michigan 48226
(Address of principal executive offices)

(888) 806-2315
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 13, 2014
Common Stock, $0.001	204,125,000

NANO LABS CORP.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2013

INDEX

		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1-F-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosure	13
Item 5.	Other information	13
Item 6.	Exhibits	15

SIGNATURES		16

PART I

ITEM 1. FINANCIAL STATEMENTS

NANO LABS CORP.
BALANCE SHEETS

	December 31,	June 30,
	2013	2013
		(Restated)
ASSETS
CURRENT ASSETS
Cash	$6,773	$28,196

Total current assets	6,773	28,196

Total Assets	$6,773	$28,196

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$24,093	$7,765
Related party payables	-	-
Notes payable	-	-
Convertible notes payable	1,046,000	766,000
Derivative Liability	26,816,898	9,448,441
Accrued interest payable	-	-
	27,886,991	10,222,206

Total current liabilities	27,886,991	10,222,206

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 10,000,000 shares authorized;
none issued or outstanding at December 31, 2013 and June 30, 2013, respectively.	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized;
204,125,000 and 103,125,000 shares issued
at December 31, 2013 and June 30, 2013 respectively.	204,125	103,125
Common stock issuable	-	101,000
Additional paid-in capital	381,356	381,356
Accumulated deficit	(28,465,699)	(10,779,491)
Total stockholders' deficit	(27,880,218)	(10,194,010)

Total liabilities and stockholders' deficit	$6,773	$28,196

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Sales	$-	$-
Cost of goods sold	-	-
Gross Margin	-	-

Operating Expenses
Consulting	33,494	-	136,965
General and administrative	51,910	112,670	90,730	122,762
Professional Fees	34,407	-	45,367
Travel	14,007	-	21,957
Wages	17,732	-	22,732
Total operating expenses	151,550	112,670	317,751	122,762

Loss from Operations	(151,550)	(112,670)	(317,751)	(122,762)

Other income (Expense)
Interest expense- derivative	(5,745,424)	-	(17,368,457)
Loss on sale to subsidiary	-	-
Other (income) expenses	(5,745,424)	-	(17,368,457)

Loss before Income Taxes	(5,896,974)	(112,670)	(17,686,208)	(122,762)

Provision for income tax	-	-

Net Loss from continuing operations	$(5,896,974)	$(112,670)	(17,686,208)	(122,762)

Discontinued Operations:
Income from discontinued operations	-	-

Net Loss	$(5,896,974)	$(112,670)	(17,686,208)	(122,762)

Net income (loss) per common share-basic	$(0.03)	$(0.00)	(0.09)	-

Weighted average common shares outstanding-basic	204,125,000	179,125,000	187,476,648	179,125,000

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT

					Common	Additional	(restated)	Total
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balance June 30, 2012	-	$-	179,125,000	$179,125	$-	$197,341	$(585,481)	$(209,015)

Debt Frogiveness	-	-	-	-	-	209,015	-	209,015

Shares issuable asset purchase agreement	-	-	-	-	101,000	(101,000)	-	-

Share repurchases from related party	-	-	(76,000,000)	(76,000)	-	76,000	-	-

Net loss	-	-	-	-	-	-	(10,194,010)	(10,194,010)

Balance June 30, 2013	-	-	103,125,000	103,125	101,000	381,356	(10,779,491)	(10,194,010)

Shares issed for purchase agreement	-	-	101,000,000	101,000	(101,000)	-	-	-

Net loss	-	-	-	-	-	-	(17,686,208)	(17,686,208)

Balance December 31, 2013	-	$-	204,125,000	$204,125	$-	$381,356	$(28,465,699)	$(27,880,218)

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,686,208)	$(122,762)
Adjustments to reconcile net loss to net cash used by operating activities:
Derivative interest	17,368,457	-
Debt forgiveness	-	-
Changes in operating assets and liabilities:
Discontinued operations	-	-
Related party payables	-	122,762
Accounts payable and accrued expenses	16,328	-
NET CASH USED IN OPERATING ACTIVITIES	(301,423)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	-
Proceed from convertible notes payable	280,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	280,000	-

NET CHANGE IN CASH	(21,423)	-

Cash at beginning of the period	28,196	-

Cash at end of the period	$6,773	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income tax paid	$-	$-

 The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  At December 31, 2013 and June 30, 2013 the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments.  The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013 and June 30, 2013.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for the period ended June 30, 2013 and 2012, respectively, using the market and income approaches.

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

The Company determined that there were no impairments of long-lived assets as of December 31, 2013 and June 30, 2013.

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

There were 70,222,223 potentially dilutive shares outstanding as of December 31, 2013 which were derived from the outstanding convertible promissory notes. There were no potentially dilutive shares outstanding as of December 31, 2012.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As of December 31, 2013, the Company had an accumulated deficit of $28,465,699, which included a net loss of $17,686,208 reported for the six months ended December 31, 2013. Also, during the six months ended December 31, 2013 the Company used net cash of $301,423 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - ASSET PURCHASE AGREEMENT

On October 10, 2012, the Company executed an asset purchase agreement with Dr. Victor Castano, a related party, whereby the Compan issued on September 18, 2013 101,000,000 common shares for the assignment and all rights to Dr. Castano’s patent pending nanotechnology.

The Company valued the 101,000,000 shares at par value ($0.001), which resulted in $101,000 of consideration paid for the asset.

NOTE 5 - SALE OF SUBSIDIARY

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

NOTE 6 - RELATED PARTY TRANSACTIONS

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

NOTE 7 - COMMITMENTS & CONTIGENCIES

Office Lease

On November 1, 2012, the Company signed a one year lease to occupy office space in suite 916 of the Ford Building at 615 Griswold, Detroit, Michigan. The lease requires a $400 deposit and monthly payments of $400. The lease was renewed on November 1, 2013 for another 12 months.

Minimum future rental payments under the agreement are as follows:

2013- $4000

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

NOTE 8 - CONVERTIBLE NOTES PAYABLE

On December 30, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $201,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $7,017,892 at December 31, 2013 using the Black Scholes Model.

On December 31, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $90,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $3,359,522 at December 31, 2013 using the Black Scholes Model.

On January 31, 2013 and March 31, 2013 the Company entered into a convertible promissory note with Asus Global Holdings, Inc for $100,000 and $375,000 respectively bearing no interest and convertible at a 50% discount to market. The note is payable on demand. The Company calculated a derivative liability of $15,318,695 at December 31, 2013 using the Black Scholes Model.

From July to September 2013 the Company entered into similar note agreements for $150,000 and the company has recorded a derivative liability of $761,637.

From October to December 31, 2013 the Company entered into similar agreements for $130,000 and the company has recorded a derivative liability of $359,152.

At December 31, 2013, the balance due against these convertible notes was $1,046,000. In connection with the issuance of these convertible notes the Company recorded derivative liability of $26,816,898 at December 31, 2013.

NOTE 9 - STOCKHOLDERS’ EQUITY

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

NOTE 10 - STOCK OPTIONS

On October 1, 2013 the Company board of directors approved a board resolution authorizing the Company to issue a total of 15,000,000 stock options; 2,000,000 of these options were issued to four consultants for services to the Company. The options begin vesting on October 1, 2013 and terminate October 1, 2015. The stock options have an option price of 40.

NOTE 11 - RESTATEMENT OF FINANCIAL STATEMENTS

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

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that  no other material subsequent events exist.

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

Six Month Period Ended December 31, 2013 Compared to Six Month Period Ended December 31, 2012.

Our net loss for the six month period ended December 31, 2013 was ($17,686,208) compared to a net loss of ($122,762) during the six month period ended December 31, 2012, an increase of $17,563,446. We generated no revenue for the six month periods ended December 31, 2013 and December 31, 2012, respectively.

During the six month period ended December 31, 2013, we incurred operating expenses of $317,751 compared to $122,762 incurred during the six month period ended December 31, 2012, an increase of $194,989. During the six month period ended December 31, 2013, operating expenses consisted of: (i) consulting fees of $136,965 (2012: $-0-); (ii) general and administrative of $90,730 (2012: $112,762); (iii) professional fees of $45,367 (2012: $-0-); (iv) travel of $21,957 (2012: $-0-); and (v) wages of $22,732 (2012: $-0-). General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, legal, auditor, edgarizing and transfer agent fees.

Loss from operations for the six month period ended December 31, 2013 was ($317,751) compared to loss from operations of ($112,762) during the six month period ended December 31, 2012. Operating expenses increased during the six month period ended December 31, 2013 generally due to increased consulting and professional fees based upon an increase in scope and scale of business operations.

During the six month period ended December 31, 2013, we incurred other expense of $17,368,457 relating to interest expense - derivative associated with the derivative liability on our outstanding convertible notes.

Therefore, our net loss and loss per share during the six month period ended December 31, 2013 was ($17,686,208) or ($0.09) per share compared to a net loss and loss per share of ($112,762) or $0.00 per share during the six month period ended December 31, 2012. Net loss increased substantially during the six month period ended December 31, 2013 as compared to December 31, 2012 as a result of the derivative interest expense attributable to the outstanding convertible notes payable. The weighted average number of shares outstanding was 187,476,648 and 179,125,000 for the six month periods ended December 31, 2013 and December 31, 2012.

Three Month Period Ended December 31, 2013 Compared to Three Month Period Ended December 31, 2012.

Our net loss for the three month period ended December 31, 2013 was ($5,896,974) compared to a net loss of ($112,670) during the three month period ended December 31, 2012, an increase of $5,784,304. We generated no revenue for the three month periods ended December 31, 2013 and December 31, 2012, respectively.

During the three month period ended December 31, 2013, we incurred operating expenses of $151,550 compared to $112,670 incurred during the three month period ended December 31, 2012, an increase of $38,880. During the three month period ended December 31, 2013, operating expenses consisted of: (i) consulting fees of $33,494 (2012: $-0-); (ii) general and administrative of $51,910 (2012: $112,670); (iii) professional fees of $34,407 (2012: $-0-); (iv) travel of $14,007 (2012: $-0-); and (v) wages of $17,732 (2012: $-0-). General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, legal, auditor, edgarizing and transfer agent fees.

Loss from operations for the three month period ended December 31, 2013 was ($151,550) compared to loss from operations of ($112,670) during the three month period ended December 31, 2012. Operating expenses increased during the three month period ended December 31, 2013 generally due to increased consulting and professional fees based upon an increase in scope and scale of business operations.

During the three month period ended December 31, 2013, we incurred other expense of $5,745,424 relating to interest expense - derivative associated with the derivative liability on our outstanding convertible notes.

Therefore, our net loss and loss per share during the three month period ended December 31, 2013 was ($5,896,974) or ($0.03) per share compared to a net loss and loss per share of ($112,670) or $0.00 per share during the three month period ended December 31, 2012. Net loss increased substantially during the three month period ended December 31, 2013 as compared to December 31, 2012 as a result of the derivative interest expense attributable to the outstanding convertible notes payable. The weighted average number of shares outstanding was 204,125,000 and 179,125,000 for the three month periods ended December 31, 2013 and December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, our current assets were $6,773 and our current liabilities were $27,886,991, which resulted in a working capital deficit of $27,886,218. As of December 31, 2013, current assets were comprised of $6,773 in cash. As of December 31, 2013, current liabilities were comprised of: (i) $24,093 in accounts payable; (ii) $1,046,000 in convertible notes payable; and (iii) $26,816,898 in derivative liability. See " -- Material Commitments".

As of December 31, 2013, our total assets were $6,773 comprised of current assets. The decrease in total assets during the six month period ended December 31, 2013 from fiscal year ended June 30, 2013 was primarily due to a decrease in cash.

As of December 31, 2013, our total liabilities were $27,886,218 comprised entirely of current liabilities. The increase in liabilities during the six month period ended December 31, 2013 from fiscal year ended June 30, 2013 was primarily due to the increase in the derivative liability of $26,816,898.

Stockholders’ deficit increased from ($10,194,010) as of June 30, 2013 to ($27,880,218) as of December 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2013, net cash flows used in operating activities was ($17,686,208) compared to ($-0-) for the six month period ended December 31, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $17,686,208 (2012: ($122,762), which was adjusted by $17,368,457 (2012: $-0-) of derivative interest calculated from the outstanding convertible notes. Net cash flows used in operating activities was further changed by ($16,328) (2012: $-0-) of accounts payable and accrued expenses and $-0- (2012: $122,762) in related party payables.

Cash Flows from Investing Activities

For the six month period ended December 31, 2013 and December 31, 2012, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended December 31, 2013, net cash flows provided from financing activities was $280,000 compared to $0 for the six month period ended December 31, 2012. Cash flows from financing activities for the six month period ended December 31, 2013 consisted of $-0- .

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

MATERIAL COMMITMENTS

Convertible Note Payable

On December 30, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $201,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $7,017,892 at December 31, 2013 using the Black Scholes Model.

On December 31, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $90,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $3,359,522 at December 31, 2013 using the Black Scholes Model.

On January 31, 2013 and March 31, 2013, the Company entered into a convertible promissory note with Asus Global Holdings Inc. for $100,000and $375,000, respectively, bearing no interest and convertible at a 50% discount to market. The note are payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $15,318,695 at December 31, 2013 using the Black Scholes Model.

In the three months ended September 30, 2013 the Company entered into a new convertible note agreement with Asus Global Holdings for $150,000 with the same terms as previously noted. The Company recorded a derivative liability of $761,637 at December 31, 2013 using the Black Scholes Model.

During the three month period ended December 31, 2013, the Company further entered into similar convertible note agreements for $130,000 with the same terms as previously noted. The Company recorded a derivative liability of $359,15 at December 31, 2013 using the Black Scholes Model.

At December 31, 2013, the balance due against these convertible notes was $1,046,000. In connection with the issuance of these convertible notes the Company recorded a derivative liability of $26,816,898 as of December 31, 2013.

Consulting Agreements

On October 10,2012, the Company executed a three year consulting agreement with Dr. Victor Castano (the "Castano Agreement"). In accordance with the terms and provisions of the Castano Agreement, the Company shall pay Dr. Castano a monthly fee of $15,000 plus reimbursement for travel related expenses.

On January 1, 2013, the Company executed a three year consulting agreement with Felipe Estevan Samario Nino (the "Nino Agreement"). In accordance with the terms and provisions of the Nino Agreement, the Company shall pay Mr. Nino a monthly fee of $5,000 plus reimbursement for travel related expenses.

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

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of December 31, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the three month period ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2014. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

No report required.

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

As of the date of this Quarterly Report, no Stock Options have been exercised.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)
3.3	Bylaws (1)
10.1	Convertible Promissory Note dated March 31, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)
10.2	Convertible Promissory Note dated September 17, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)
10.3	Convertible Promissory Note dated December 30, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)
10.4	Convertible Promissory Note dated December 31, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)
10.5	Collaboration Agreement dated September 25, 2013 between Nano Labs Corp. and Soluciones Nanotechnolgicas S.L. (2)
10.6	Mutual Confidentiality Agreement dated April 7, 2013 between Saint-Gobain Ceramics & Plastics Inc. and Nano Labs Corp. (2)
10.7	Confidential Disclosure Agreement dated May 6, 2013 between Dentsply International Inc. and Nano Labs Corp. (2)
10.8	2013 Stock Option Plan of Nano Labs Corp. (3)
16.1	Letter from KBL LLP dated May 24, 2013 incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Schema**
101.CAL	XBRL Taxonomy Calculation Linkbase**
101.DEF	XBRL Taxonomy Definition Linkbase**
101.LAB	XBRL Taxonomy Label Linkbase**
101.PRE	XBRL Taxonomy Presentation Linkbase**

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 with the Securities and Exchange Commission on January 12, 2011.

(2)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on October 10, 2013.

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

(3)	Incorporated by reference to the exhibit filed with the Company's Quarterly Report on form 10-Q with the Securities and Exchange Commission on November 10, 2013.

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

Nano Labs Inc.
a Colorado corporation

Date: February 18, 2014	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Executive Officer Director

Date: February 18, 2014	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Financial Officer/Principal Accounting Officer Director