Form 10-K/A
period 2013-06-30
Nano Labs Corp.
filed 2014-02-25
CIK 1497572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO
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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K is filed in response to that certain comment letter dated January 30, 2014 from the Securities and Exchange Commission regarding further disclosure of its business operations.

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

CURRENT BUSINESS OPERATIONS

We are a development stage company whose plan of operation involves nanotechnology and the development of new products using nano compounds. We are also a nanotechnology research and development company. We are able to access resources that encompass nearly thirty years of research and development in nanotechnology as well as hundreds of peer-reviewed and published research papers and other scholarly material. Our research and development team of scientists, designers, and engineers is focused on creating a portfolio of advanced products that could provide benefits to a variety of industries as further discussed below including: (i) consumer products, (ii) energy, (iii) materials, and (iv) healthcare. Through the use and integration of proprietary nano compounds, our goal is to evolve common products into new, revolutionary products in order to make the world a better place.

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

UNIVERSAL ASSIGNMENT

On December 13, 2012, we entered into that certain universal assignment (the "Assignment") with Castano pertaining to an invention entitled "Nanotechnological Thermal Insulating Coating and Uses Thereof" for which a patent application was filed with the United States Patent, Copyright and Trademark Office on October 31, 2012, Serial Number 61/720,716 (the "Nanotechnology Patent"). In accordance with the terms and provisions of the Assignment, Castano transferred and assigned to us his whole right, title and interest for the United States and Canada and all other countries in and to the said Nanotechnology Patent.

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

Morocco Letter of Intent

On February 1, 2013, we entered into that certain letter of intent (the "Morocco Letter of Intent") with AkroStar Peintures of Morocco for the commercialization of our Nanothermal Insulation Coating Product. Management believes that the benefits of the thermal insulation and UV refraction to improve residential living conditions in hot and dry countries is of particular interest resulting in a mutually beneficial commercial partnership. With the growth in housing developments, along with the demand for improvements in energy efficiencies as known issues that are very important and timely in Africa right now, management believes that its Nanothermal Insulation Coating Product can play a significant and important role. Our primary focus will be introducing the Nanothermal Insulation Coating Product to the residential sector followed by the introduction of our agricultural products to assist in the growing demand for self-sustainable agricultural development and farming practices. As of the date of this Annual Report, we have not entered into any formal agreements.

Italian Letter of Intent

On April 5, 2013, we signed that certain letter of intent (the "Italy Letter of Intent") with SIS Consulting of Rome, Italy for the manufacturing and distribution of our Nanothermal Insulation Coating Product paint and coating products under licensing arrangements to be negotiated between the parties. The Italy Letter of Intent outlines the establishment of a strategic alliance for manufacturing and distribution of our proprietary “nPaint” coatings under an industrial licensing agreement targeting certain defense applications as identified by SIS’ defense industry clients. We are collaborating with SIS to facilitate the exchange of technical information necessary for the manufacturing of the targeted products and terms of the sales and licensing agreement. As of the date of this Annual Report, we have not entered into any formal agreements.

Industrial Diamonds

On December 7, 2012, we announced that we will be moving forward to patent and commercialize the process of producing industrial diamonds using our Nanotechnology Patent. Our Nanotechnology Patent and underlying technology will utilize tequila as an original precursor for the development of micro crystalline diamond thin films, a process offering an excellent alternative to producing industrial-scale diamond thin films for practical applications at a very low cost. According to the World Diamond Council, an estimated US$13 billion worth of rough diamonds are produced per year. Industrial diamonds — which comprise about 70% of diamonds — are sold for industrial applications including cutting, drilling, grinding, and polishing in industrial applications. In addition to being a very low cost alternative to current synthetic diamonds used in traditional industrial applications, diamonds can be explored for use as semiconductors suitable for building microchips and other applications in electronics. The following industry sectors are major consumers of industrial diamond: computer chip production, construction, machinery manufacturing, mining services (drilling for mineral, oil, and gas exploration), stone cutting and polishing, and transportation systems (infrastructure and vehicles). Stone cutting and highway building, milling, and repair consumed most of the industrial diamond stone. About 99% of the U.S. industrial diamond market now uses synthetic industrial diamond because its quality can be controlled and its properties can be customized to fit specific requirements. As of the date of this Annual Report, we are pursuing several key licensing agreements in different sectors of the marketplace. As of the date of this Annual Report, we have not entered into any formal agreements.

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

As of the date of this Annual Report, we are pursuing several key licensing agreements with American manufacturers and distributors. As of the date of this Annual Report, we have not entered into any formal agreements.

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

As of the date of this Annual Report, we are working with CIVIK to prepare a letter of intent, which would outline the establishment of a strategic alliance and joint venture for the manufacturing and distribution of the technology. We are currently reviewing potential orders for new LED Lights  and nano coatings. The agreements require that we obtain Underwriters Laboratory Certification on our nano coatings so that the contracts and products could be insured. As of the date of this Annual Report, we are working on obtaining the Underwriters Laboratory Certification, which is for the intuemscent coating. We are underway to commence testing, which will take between approximately 18 to 24 months to complete. In order to commence testing, we need to ensure that theproduction and samples are consisten and that we will be able to keep quality standards and fulfill with the spec-sheets. We are also pursuing several key licensing agreements with greenhouses.

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

Purchase Order for 27,000 Liters

As of the date of this Annual Report, we have received a purchase order for twenty-seven thousand (27,000) liters of our nano coatings (the "Purchase Order"). The Purchase Order was issued to Atencio and Atencio and us by Urban del Golfo S.A. de CV, a supplier of products to Pemex. Atencio and Atencio is a certified maintenance partner of Pemex since 1991 and will be carrying out the installation of the intumescent fire resistant coatings at Pemex’s Francisco I. Madero Refinery. Our business model involves exclusive manufacturing agreements with third parties thathave manufacturing capabilities to address and fulfill our purchase orders.

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

Dr. Victor Castano Services Agreement

On October 10, 2012, we entered into that certain services agreement with Dr. Victor Castano, our Chief Technological and Scientific Agreement and a director (the "Castano Services Agreement"). In accordance with the terms and provisions of the Castano Services Agreement: (i) Castano shall provide consultant services to us including, but not limited to, consulting with our management regarding research and development of Nano Technology; (ii) conducing surveys, strategic business planning, due diligence meetings; (iii) attending convention and trade shows; (iv) assist in preparation and dissemination of press releases and stockholder communications and drafting of business plans; (v) consult with potential merger and/or joint venture candidates; and (vi) develop acquisition profile and structure, recommend alternatives and sources and consult on corporate and/or investment issues.

In further accordance with the terms and provisions of the Castano Services Agreement, we shall pay to Dr. Castano a one-time fee of $15,000 in either cash and/or issuance of restricted shares of common stock. The Castano Services Agreement terminated March 29, 2014, which we may renew on the same terms by providing written notice to Dr. Castano prior to its expiration.

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

SOURCES OF SUPPLY AND RAW MATERIALS

An important consideration, as we begin to develop and grow our products under the Nanotechnology Patent is to ensure that we have access to the various components and raw materials we need to manufacture and assemble our various products. As we anticipate larger orders, establishing multiple sources for key components could become very important to us. Moreover, a key focus of our business plan is when we are at the point of distributing and marketing our products, to aggregate our supply chain so as not only to reduce cost but also to accelerate our ability to deliver products on a timely basis to our customers. As of the date of this Annual Report, we have not executed any definitive agreements or contracts with suppliers for raw materials.

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

COMPETITION

Although there is substantial competition in the nanotechnology industry, including nano compounds, we do not believe that we currently face significant competition for products we intend to sell. However, many of our competitors who are in the nanotechnology industry could likely develop similar products, which would place us in substantial competition with them. Since many of these nanotechnology companies may have substantially greater financial, technical, managerial, marketing and other resources than we do, they may develop similar competing products that could threaten us and they may compete more effectively than we can and they could also have better access to marketing their products to our potential clients.

RESEARCH AND DEVELOPMENT

Prior to consummation of the Share Exchange Agreement, we did not conduct any research or development activities. Subsequent to consummation of the Share Exchange Agreement, we anticipate incurring approximately $500,000 relating to research and development of our nanotechnology products.  We anticipate conducting further additional research or development activities in the near future. Such costs are not borne directly by any customers.

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

As of June 30, 2013, our accumulated deficit was $10,779,491. The Company recognized a net loss for the year ended June 30, 2013 of $10,194,010. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to develop our business and expand our operations. We may not be able to generate sufficient revenues to achieve profitable operations.

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

Our business is expected to be subject to significant political and economic uncertainties and may be affected by political, economic and social developments in Mexico. The Mexican government may pursue economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Mexican government may not pursue current policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

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

RESULTS OF OPERATION

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

Our net loss for fiscal year ended June 30, 2013 was $10,194,010 compared to a net loss of $53,009 during fiscal year ended June 30, 2012, a substantial increase of $10,141,001. The majority of the loss is attributable to non-cash expenses of derivative interest expense and loss on sale of subsidiary which total $9,480,702. These non-cash expenses are described in detail below. During fiscal years ended June 30, 2013 and June 30, 2012, we did not generate any revenue.

During fiscal year ended June 30, 2013, we incurred operating expenses of $713,308 compared to $76,815 incurred during fiscal year ended June 30, 2012, an increase of $636,493. During fiscal year ended June 30, 2013, our operating expenses consisted of: (i) $264,116 (2012: $-0-) in consulting; (ii) $222,010 (2012: $76,815) in general and administrative; (iii) $46,833 in professional fees (2012: $-0-); (iv) $93,831 in travel (2012: $-0-); and (v) $86,518 in wages (2012: $-0-). The increase in operating expenses was primarily attributable to the increases in consulting fees, professional fees, travel and wages. General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

We incurred management fees is the amount of $204,092 and $-0- to our officers and directors during fiscal years ended June 30, 2013 and June 12, 2012. See "Item 11. Executive Compensation.”

During fiscal year ended June 30, 2013, we incurred other expense in the form of: (i) interest expense associated with the derivative liability on our outstanding convertible notes payable of $9,448,441 (2012: $-0-) and (ii) $32,261 in loss on sale of subsidiary (2012: $-0-).

Therefore, our net loss and loss per share during fiscal year ended June 30, 2013 was $10,194,010 or $0.10 per share compared to a net loss and loss per share of $53,009 or $0.00 per share during fiscal year ended June 30, 2012. Net loss increased substantially during fiscal year ended June 30, 2013, as compared to June 30, 2012, as a result of the derivative interest expense attributable to the outstanding convertible notes payable. The weighted average number of shares outstanding was 107,081,164 and 201,125,000 for fiscal years ended June 30, 2013 and June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended June 30, 2013

As of June 30, 2013, our current assets were $28,196 and our current liabilities were $10,222,206, which resulted in a working capital deficit of $10,194,010. As of June 30, 2013, current assets were comprised of $28,196 in cash. As of June 30, 2013, current liabilities were comprised of: (i) $7,765 in accounts payable; (ii) $766,000 in convertible note payable; and (iii) $9,448,441 in derivative liability.

As of June 30, 2013, our total assets were $28,196 comprised entirely of current assets. The increase in total assets during fiscal year ended June 30, 2013 from fiscal year ended June 30, 2012 was due to the increase in cash of $28,196.

As of June 30, 2013, our total liabilities were $10,222,206 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended June 30, 2013 from fiscal year ended June 30, 2012 was primarily due to the recording of $9,448,441 in derivative liability and $766,000 in convertible notes payable. The derivative liability was related to the outstanding convertible notes payable issued in the fiscal year end June 30, 2013.

Stockholders’ deficit increased from $209,015 for fiscal year ended June 30, 2012 to $10,194,010 for fiscal year ended June 30, 2013

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2013, net cash flows used in operating activities was ($690,781) compared to ($-0-) for fiscal year ended June 30, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $9,448,441 (2012: ($53,009), which was adjusted by $9,448,441 (2012: $-0-) of derivative interest calculated from the outstanding convertible notes, $209,015 (2012: $-0-) of debt forgiveness from past debt related to Colorado Ceramic Tile, Inc., $200 (2012: $-0-) of related party payables, and $154,027 (2012: $76,815) of accounts payable.

Cash Flows from Investing Activities

For fiscal years ended June 30, 2013 and June 30, 2012, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended June 30, 2013, net cash flows provided from financing activities was $718,977 compared to $-0- for fiscal year ended June 30, 2012. Cash flows from financing activities for fiscal year ended June 30, 2013 consisted of $766,000 in proceeds from convertible notes payable which was offset by $47,023 from repayment of notes payable.

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

On December 31, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $90,000, bearing no interest and convertible at a 50% discount to market. The note is payable on demand. As the conversion rate is discounted to market, the Company calculated a derivative liability of $1,175,578 at June 30, 2013 using the Black Scholes Model.

On January 5, 2013, the Company entered into a convertible promissory note with Asus Global Holdings Inc. for $475,000, bearing no interest and convertible at a 50% discount to market. The note is payable on demand. As the conversion rate is discounted to market, the Company calculated a derivative liability of $5,817,112 at June 30, 2013 using the Black Scholes Model.

At June 30, 2013 and 2012 the the balance due against these three convertible notes was $766,000 and $-0-, respectively.

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

As of June 30, 2013, the Company had an accumulated deficit of $10,779,491, which included a net loss of $10,194,010 reported for the year ended June 30, 2013.  Also, during the year ended June 30, 2013 the Company used net cash of $690,781 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On December 31, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $90,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $1,175,578 at June 30, 2013 using the Black Scholes Model.

On January 5, 2013, the Company entered into a convertible promissory note with Asus Global Holdings Inc. for $475,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $5,817,112 at June 30, 2013 using the Black Scholes Model.

At June 30, 2013, the balance due against these three convertible notes was $766,000. In connection with the issuance of these convertible notes the Company recorded derivative liability of $9,448,441 during the fiscal year ended June 30, 2013.

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
Calle 4, #37
Fraccionamiento Industrial Alco Blanco
Municipality of Naucalpan
Estado de Mexico, Mexico MCP 53520

Bernardo Camacho Chavarria. Mr. Chavarria has been our chief executive officer and chief financial officer and accounting officer and a member of our board of directors since March 28, 2012. During the past ten years, Mr. Chavarria has been involved in financing and providing consulting services to numerous development stage technology companies. From approximately May 2005 to current date, Mr. Chavarria has been a partner in Avanza Capital S de RL de CV, which is an investment banking firm specializing in high tech businesses, real estate developments and mining companies. Mr. Chavarria has also been responsible for merger and acquisition consultations with a strong focus on high tech ventures. From approximately January 2005 through July 2005, Mr. Chavarria was a financial consultant for Valuación de Proyectos Inmobiliarios, which is a company with approximately 126 distress assets titles. Mr. Chavarria was responsible for financial modeling, risk management and effective valuation of business return. From approximately October 2002 through May 2003, Mr. Chavarria was an associate consultant at Sistemas Digitales Zergo SA de CV, which is a business consulting firm for investment projects, project development and capital raisingible. Sistemas Digitales Zergo SA de CV is a certified agent of RAMAR Corp., which is a factoring firm for Mexican companies that export to USA and Canada., and is also a commercial partner with Avantel and BM in business intelligence and business software solutions. From approximately August 2001 through January 2002, Mr. Chavarria was a sales manager for Unión de Crédito de Comercio Automotriz, where he was responsible for the recruiting and training process of new account executives at the company. During March 2002, Mr. Chavarria was a financial consultant for American Traders, which was a financial advisory and investment strategy management firm involved with the spot currency market. During July 2003, Mr. Chavarria was the chief operating officer for Telemobil de México SA de CV, which is a technology integrator business where he was responsible for the commercial and operative strategy and providing communication solutions over IP network, (Internet Telephone Provider), and tracking services for remote assets management (Satellite tracking, M2M solutions, etc). The nature of his responsibilities discussed above, including the underlying requisite managerial, financing, administrative and sales skills, establish Mr. Chavarria's qualification as a member of our Board of Directors.

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

Dr. Castano holds a PhD in Physics from the Universidad Nacional Autonoma de Mexico, is a member of numerous academic and industrial advisory boards related to nanotechnology, and has published over 650 articles relating to nanotechnology in various scholarly journals. The nature of his responsibilities discussed above, including the underlying requisite research and development skills regarding nanotechnology, establish Mr. Castano's qualification as a member of our Board of Directors.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bernardo Camacho Chavarria, current Chief Executive Officer and Chief Financial Officer/Accounting Officer and a director	2013 2012	71,518 -	- -	- -	- -	- -	- -	- -	71,518 -

Dr. Victor Castano, Chief Technological and Scientific Officer and a director (2)	2013	132,574	-	-	-	-	-	-	132,574 (1)

Sandie Venezia, Prior Chief Executive Officer and Accounting Officer	2013 2012	- -	- -	- -	- -	- -	- -	- -	- -

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

OUTSTANDING EQUITY AWARDS

As of June 30, 2013, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Bernardo Carracho Chavarria, current Chief Executive Officer/Chief Financial Officer/Accounting Officer and Director	-	-	-	-	-	-	-	-	-

Dr. Victor Castano, Chief Technological and Scientific Officer and a director	-	-	-	-	-	-	-	-	-

Sandie Venezia Prior Chief Executive Officer and Accounting Officer and a Director (1)	-	-	-	-	-	-	-	-	-

(1)	Ms. Venezia resigned her executive positions and as a member of the board of directors effective March 28, 2012.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)
3.3	Bylaws (1)
10.1	Convertible Promissory Note dated March 31, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)
10.2	Convertible Promissory Note dated September 17, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)
10.3	Convertible Promissory Note dated December 30, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)
10.4	Convertible Promissory Note dated December 31, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)
10.5	Collaboration Agreement dated September 25, 2013 between Nano Labs Corp. and Soluciones Nanotechnolgicas S.L. (2)
10.6	Mutual Confidentiality Agreement dated April 7, 2013 between Saint-Gobain Ceramics & Plastics Inc. and Nano Labs Corp. (3)
10.7	Confidential Disclosure Agreement dated May 6, 2013 between Dentsply International Inc. and Nano Labs Corp. (4)
10.8	Asset Purchase Agreement dated October 10, 2012 between Dr. Victor Castano and Nano Labs Corp.*
10.9
Non-Disclosure & Confidentiality Agreement datede July 19, 2013 between Centro De Innovacion E Investigacion Se Sistemas  Para La Edificacion Y Energias Renovables, S.A.P.J. de C.V. and Nano Labs Corp. *

10.10	Services Agreement dated January 1, 2013 between Eng. Felipe Estevan Samario Nino and Nano Labs Corp. *
10.11	Services Agreement dated October 10, 2012 between Dr. Victor Castano and Nano Labs Corp.*
10.12	Services Agreement dated May 1, 2013 between Dr. Arnulfo Rosas-Juarez and Nano Labs Corp.*
16.1	Letter from KBL LLP dated May 24, 2013 incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema**
101.cal	XBRL Taxonomy Calculation Linkbase**
101.def	XBRL Taxonomy Definition Linkbase**
101.lab	XBRL Taxonomy Label Linkbase**
101.pre	XBRL Taxonomy Presentation Linkbase**

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 with the Securities and Exchange Commission on January 12, 2011 .
(2)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on October 10, 2013
(3)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on May 23, 2013.
(4)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on May 29, 2013.
(5)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on July 24, 2013 and August 6, 2013.
*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nano Labs Inc. a Colorado corporation

February 25, 2014	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Executive Officer Director

February 25, 2014	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Financial Officer/Principal Accounting Officer Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Bernardo Camacho Chavarria	February 25, 2014
Bernardo Camacho Chavarria
Its:	Director

By:	/s/ Dr. Victor Castano	February 25, 2014
Dr. Victor Castano
Its:	Director