Form 10-K/A
period 2013-06-30
Nano Labs Corp.
filed 2014-04-23
CIK 1497572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 3 TO
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

This Amendment No. 3 to the Annual Report on Form 10-K is filed in response to that certain comment letter dated March 6, 2014 from the Securities and Exchange Commission regarding further disclosure of its business operations.

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

CURRENT BUSINESS OPERATIONS

We are a development stage company with no manufacturing capacity or agreements and have not generated any revenue. Our plan of operation involves nanotechnology and the development of new products using nano compounds .We are also a nanotechnology research and development company. We are able to access resources that encompass nearly thirty years of research and development in nanotechnology as well as hundreds of peer-reviewed and published research papers and other scholarly material. Our research and development team of scientists, designers, and engineers is focused on creating a portfolio of advanced products that could provide benefits to a variety of industries as further discussed below including: (i) consumer products, (ii) energy, (iii) materials, and (iv) healthcare. Through the use and integration of proprietary nano compounds, our goal is to evolve common products into new, revolutionary products in order to make the world a better place.

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

RESEARCH AND DEVELOPMENT

Prior to consummation of the Asset Purchase Agreement, we did not conduct any research or development activities. Subsequent to consummation of the Asset Purchase Agreement, we anticipate incurring approximately $500,000 relating to research and development of our nanotechnology products. Certain of the research and development costs incurred pertained to the commercial viability of Dr. Castano's Nano delivery system relating to application of the nano particles to be used in paint coating, nail polish, LED lighting, dental coatings and semi-conductors.  We anticipate conducting further additional research or development activities in the near future. Such costs are not borne directly by any customers.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)
3.3	Bylaws (1)
10.1	Convertible Promissory Note dated March 31, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)
10.2	Convertible Promissory Note dated September 17, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)
10.3	Convertible Promissory Note dated December 30, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)
10.4	Convertible Promissory Note dated December 31, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)
10.5	Collaboration Agreement dated September 25, 2013 between Nano Labs Corp. and Soluciones Nanotechnolgicas S.L. (2)
10.6	Mutual Confidentiality Agreement dated April 7, 2013 between Saint-Gobain Ceramics & Plastics Inc. and Nano Labs Corp. (3)
10.7	Confidential Disclosure Agreement dated May 6, 2013 between Dentsply International Inc. and Nano Labs Corp. (4)
10.8	Asset Purchase Agreement dated October 10, 2012 between Dr. Victor Castano and Nano Labs Corp. (6)
10.9
Non-Disclosure & Confidentiality Agreement datede July 19, 2013 between Centro De Innovacion E Investigacion Se Sistemas  Para La Edificacion Y Energias Renovables, S.A.P.J. de C.V. and Nano Labs Corp.  (6)

10.10	Services Agreement dated January 1, 2013 between Eng. Felipe Estevan Samario Nino and Nano Labs Corp. (6)
10.11	Services Agreement dated October 10, 2012 between Dr. Victor Castano and Nano Labs Corp. (6)
10.12	Services Agreement dated May 1, 2013 between Dr. Arnulfo Rosas-Juarez and Nano Labs Corp. (6)
10.13	Universal Agreement dated December 13, 2012 between Dr.Victor Castano and Nano Labs Corp. *
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema**
101.cal	XBRL Taxonomy Calculation Linkbase**
101.def	XBRL Taxonomy Definition Linkbase**
101.lab	XBRL Taxonomy Label Linkbase**
101.pre	XBRL Taxonomy Presentation Linkbase**

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 with the Securities and Exchange Commission on January 12, 2011 .
(2)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on October 10, 2013
(3)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on May 23, 2013.
(4)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on May 29, 2013.
(5)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on July 24, 2013 and August 6, 2013.
(6)	Incorporated by reference to the exhibits filed with the Company's Amendment No. 2 to Annual Report on Form 10-K with the Securities and Exchange Commission on February 25, 2014.
*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nano Labs Inc. a Colorado corporation

April 23, 2014	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Executive Officer Director

April 23, 2014	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Financial Officer/Principal Accounting Officer Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Bernardo Camacho Chavarria	April 23, 2014
Bernardo Camacho Chavarria
Its:	Director

By:	/s/ Dr. Victor Castano	April 23, 2014
Dr. Victor Castano
Its:	Director