Form 10-Q
period 2014-03-31
Nano Labs Corp.
filed 2014-05-20
CIK 1497572

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141060

NANO LABS CORP.
(Name of small business issuer in its charter)

Colorado	84-1307164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Ford Building 615Griswold Street Seventeenth Floor Suite 1715 Detroit, Michigan 48226
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 19, 2014
Common Stock, $0.001	103,125,000

NANO LABS CORP.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

PART I

ITEM 1. FINANCIAL STATEMENTS

NANO LABS CORP.
BALANCE SHEETS

	March 31, 2014	(Restated) June 30, 2013
ASSETS
CURRENT ASSETS
Cash	$1,651	$28,196
Loan Receivable	100,233	-

Total current assets	101,884	28,196

Total Assets	$101,884	$28,196

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$94,888	$7,765
Related party payables	-	-
Notes payable	-	-
Convertible notes payable	1,203,000	766,000
Derivative Liability	30,526,537	9,448,441
Accrued interest payable	-	-
	31,824,425	10,222,206

Total current liabilities	31,824,425	10,222,206

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
none issued or outstanding at March 31, 2014 and June 30, 2013, respectively.	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized;
103,125,000 shares issued respectively at March 31, 2014 and June 30, 2013 respectively	103,125	103,125
Common stock issuable	-	101,000
Additional paid-in capital	482,356	381,356
Accumulated deficit	(32,308,022)	(10,779,491)
Total stockholders' deficit	(31,722,541)	(10,194,010)

Total liabilities and stockholders' deficit	$101,884	$28,196

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months March 31,
	2014	2013	2014	2013

Sales	$-	$-	-	-
Cost of goods sold	-	-	-	-
Gross Margin	-	-	-	-

Operating Expenses
Consulting	25,430	-	162,395	-
General and administrative	60,782	251,270	151,512	374,032
Professional Fees	27,542	-	72,909	-
Travel	11,281	-	33,238	-
Wages	7,882	-	30,614	-
Total operating expenses	132,917	251,270	450,668	374,032

Loss from Operations	(132,917)	(251,270)	(450,668)	(374,032)

Other income (Expense)
Interest expense- derivative	(3,709,639)	-	(21,078,096)	-
Interest Income	233	-	233	-
Other (income) expenses	(3,709,406)	-	(21,077,863)

Loss before Income Taxes	(3,842,323)	(251,270)	(21,528,531)	(374,032)

Provision for income tax	-	-	-	-

Net Loss	(3,842,323)	(251,270)	(21,528,531)	(374,032)

Net income (loss) per common share-basic	$(0.02)	$(0.00)	(0.13)	-

Weighted average common shares outstanding-basic	191,780,556	179,125,000	170,278,284	179,125,000

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT

					Common	Additional	(restated)	Total
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balance June 30, 2012	-	$-	179,125,000	$179,125	$-	$197,341	$(585,481)	$(209,015)

Debt Frogiveness	-	-	-	-	-	209,015	-	209,015

Shares issuable asset purchase agreement	-	-	-	-	101,000	(101,000)	-	-

Share repurchases from related party	-	-	(76,000,000)	(76,000)	-	76,000	-	-

Net loss	-	-	-	-	-	-	(10,194,010)	(10,194,010)

Balance June 30, 2013	-	-	103,125,000	103,125	101,000	381,356	(10,779,491)	(10,194,010)

Shares issed for purchase agreement	-	-	101,000,000	101,000	(101,000)	-	-	-

Shares recinded			(101,000,000)	(101,000)		101,000		-

Net loss	-	-	-	-	-	-	(21,528,531)	(21,528,531)

Balance December 31, 2013	-	$-	103,125,000	$103,125	$-	$482,356	$(32,308,022)	$(31,722,541)

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,528,531)	$(374,032)
Adjustments to reconcile net loss to net cash
used by operating activities:
Derivative interest	21,078,096	-
Debt forgiveness	-	-
Changes in operating assets and liabilities:
(Increase) in Notes Receivable	(100,233)	-
Related party payables	-	208,142
Accounts payable and accrued expenses	87,123	-
NET CASH USED IN OPERATING ACTIVITIES	(463,545)	(165,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(18,000)
Proceed from convertible notes payable	437,000	350,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	437,000	332,000

NET CHANGE IN CASH	(26,545)	166,110

Cash at beginning of the period	28,196	-

Cash at end of the period	$1,651	$166,110

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2014 and June 30, 2013 the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014 and June 30, 2013.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for the period ended March 31, 2014 and June 30, 2013, respectively, using the market and income approaches.

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

The Company determined that there were no impairments of long-lived assets as of March 31, 2014 and June 30, 2013.

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

There were 90,268,285 potentially dilutive shares outstanding as of March 31, 2014 which were derived from the outstanding convertible promissory notes. There were 17,022, 222 potentially dilutive shares outstanding as of June 30, 2013.

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

As of March 31, 2014, the Company had an accumulated deficit of $32,308,022, which included a net loss of $21,528,531 reported for the nine months ended March 31, 2014 Also, during the nine months ended March 31,2014 the Company used net cash of $463,545 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company valued the 101,000,000 shares at par value ($0.001), which resulted in $101,000 of consideration paid for the asset. This deal was recinded in March 2014 the shares returned and the resulting transaction cancelled.

NOTE 5 – NOTE RECEIVABLE

The Company has loaned an entity $100,000 with interest at 5% in March 2014. Repayment is due within one year.

NOTE 6 – COMMITMENTS & CONTIGENCIES

Office Lease

On November 1, 2012, the Company signed a one year lease to occupy office space in suite 916 of the Ford Building at 615 Griswold, Detroit, Michigan. The lease requires a $400 deposit and monthly payments of $400. The lease was renewed on November 1, 2013 for another 12 months.

Minimum future rental payments under the agreement are as follows:

2013- $2,800

Consulting Agreement

There are no consulting or employment agreements in force.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On December 30, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $201,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $7,895,254 at March 31, 2014 using the Black Scholes Model.

On December 31, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $90,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $3,779,515 at March 31, 2014 using the Black Scholes Model.

On January 31, 2013 and March 31, 2013 the Company entered into a convertible promissory note with Asus Global Holdings, Inc for $100,000 and $375,000 respectively bearing no interest and convertible at a 50% discount to market. The note is payable on demand. The Company calculated a derivative liability of $17,233,174 at March 31, 2014 using the Black Scholes Model.

From July to September 2013 the Company entered into similar note agreements for $150,000 and the company has recorded a derivative liability of $856,720.

From October to December 31, 2013 the Company entered into similar agreements for $130,000 and the company has recorded a derivative liability of $404,068.

From January to March 31, 2014 the Company entered into similar agreements as above for $32,000 and $125,000. The Company at March 31, 2014 recorded a derivative liability of $73,096 for the former and $284,640 for the latter.

At March 31, 2014, the balance due against these convertible notes was $1,203,000. In connection with the issuance of these convertible notes the Company recorded derivative liability of $30,526,537 at March 31, 2014.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common and preferred shares authorized

The Company is authorized 500,000,000 shares of common stock with $0.001 par value and 10,000,000 shares of preferred stock with $0.001 par value.

Common shares issued

Pursuant to the asset purchase agreement with Dr. Castano, a related party, the Company issued him 101,000,000 common shares at par value ($0.001) during the quarter ended September 30, 2013. This transaction was cancelled and the shares cancelled in March of 2014.

NOTE 9 – STOCK OPTIONS

1.
On October 1, 2013 the Company board of directors approved a board resolution authorizing the Company to issue a total of 15,000,000 stock options; 2,000,000 of these options were issued to four consultants for services to the Company. The options begin vesting on October 1, 2013 and terminate October 1, 2015. The stock options have an option price of .40

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS

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

NOTE 11 – SUBSEQUENT EVENTS

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

Rescission of Asset Purchase Agreement and Assignment

Previously, on October 10, 2012, we entered into that certain asset purchase agreement (the "Asset Purchase Agreement") with Dr. Victor Castano, our Chief Scientific and Technological Officer and a member of our Board of Directors ("Castano"). In accordance with the terms and provisions of the Asset Purchase Agreement, Castano sold, assigned and transferred to us all rights and assets related to Castano's Nano Coatings Technology (the "Nano Coating Technology") including, but not limited to: (i) all plans, specifications, drawings, concepts, designs, engineering studies and reports, test results, models, manufacturing processes and flowcharts; (ii) all raw materials, supplies, work in progress, finished product and lists of suppliers; (iii) all software programs and software codes relating thereto and all copies and tangible embodiments of the software programs and software code (in source and object code form) together with all documentation related to such programs and code; (iv) all intellectual property rights including all intellectual property, patent applications, patents, trademarks, tradenames, copyrights, and the exclusive right for us to hold ourselves out to be the successor to the Nano Coatings Technology;(v) all licenses to the Nano Coatings Technology and properties of third parties (including licenses with respect to intellectual property rights owned by third parties); (vi) claims, royalty rights, deposits, and rights and claims to refunds; (vii) all Internet domain names and registrations held by Castano that relate to the Nano Coatings Technology; (viii) all franchises, permits, licenses, agreements, waivers and authorizations from, issued or granted by any governmental authority; and (ix) copies of marketing and sales information, including pricing and customer lists. In consideration thereof and in further accordance with the terms and provisions of the Asset Purchase Agreement, we issued an aggregate 101,000,000 shares of our restricted common stock to Dr. Castano.

On December 13, 2013, we also entered into that certain universal assignment (the "Assignment") with Castano pertaining to an invention entitled "Nanotechnological Thermal Insulating Coating and Uses Thereof" for which a patent application was filed with the United States Patent, Copyright and Trademark Office on October 31, 2012, Serial Number 61/720,716 (the "Nanotechnology Patent"). In accordance with the terms and provisions of the Assignment, Castano transferred and assigned to us his whole right, title and interest for the United States and Canada and all other countries in and to the said Nanotechnology Patent.

Effective on March 4, 2014, our Board of Directors approved the execution of that certain rescission agreement dated March 4, 2014 (the "Rescission Agreement") with Castano. Our Board of Directors determined that consummation of the Asset Purchase Agreement was not in our best interests or our shareholders in light of certain difficulties pertaining to the testing of the Nano Coating Technology and thus determined that the Asset Purchase Agreement should be rescinded (the “Rescission”) and that all right, title and interest in and to the Nano Coating Technology shall be returned to Castano.

Therefore, in accordance with the terms and provisions of the Rescission Agreement: (i) we agreed with Castano to rescind, cancel and set aside the Asset Purchase Agreement, including the terms and provisions regarding the issuance of the 101,000,000 shares of restricted common stock by us to Castano in exchange for the transfer to Castano of all right, title and interest in and to the Nano Coating Technology; (ii) Castano agreed to return to us the share certificate evidencing the 101,000,000 shares of our restricted common stock issued to Castano; (iii) we agreed that all right, title and interest in and to the Nano Coating Technology shall be transferred to and in the name of Dr. Victor Castano; (iv) Castano agreed to resign as our Chief Scientific and Technological Officer and a member of the Board of Directors effective as of March 4, 2014; (v) both parties agreed to release and discharge each other from any and all claims, manner of actions, whether at law or in equity suits, judgments, debts, liens, liabilities, demands, damages, losses, sums of money, expenses or disputes, known or unknown, fixed or contingent, which they now have or may have hereafter, directly or indirectly, individually or in any capacity against each other by reason of any act, omission, matter, cause, or thing whatsoever, from the beginning of time to, and including the date of the execution of the Rescission Agreement, relating to the aforesaid Asset Purchase Agreement and Rescission; and (vi) from and at all times after the date of the Rescission Agreement, both parties shall, to the fullest extent permitted by law and to the extent provided herein, indemnify and hold harmless each other against any and all actions, claims (whether or not valid), losses, damages, liabilities, costs and expenses of any kind or nature whatsoever (including without limitation reasonable attorney’s fees, costs and expenses) incurred by or asserted against either party from and after the date thereof, whether direct, indirect or consequential, as a result of or arising from or in any way relating to any claim, demand, suit, action, or proceeding (including any inquiry or investigation) by any person relating to the Rescission Agreement, whether threatened or initiated, whether or not any such party is a party to any such action or proceeding, suit or the target of any such inquiry or investigation.

Termination of Provisional Patent

On October 31, 2012, filed an application for patent protection entitled "Nanotechnological Thermal Insulating Coating and Uses Thereof" with the United States Patent, Copyright and Trademark Office (the "Nanothermal Insulation Coating Patent"). The Nanothermal Insulation Coating Patent related to dispersion which provides paints, namely films. More specifically, the subject matter relates to ceramic and/or carbon nanoparticle dispersions containing ceramic and/or carbon nanoparticle having chemically functionalized surface dispersed in a polymeric matrix. Polymeric resin dispersions have been widely utilized as a starting material for paints or coating of film-forming agents, i.e. a starting material for a paint or a coating agent for coating an outside and inside of an aircraft, automobile, external wall surface, a floor material, furniture, etc. On November 13, 2012, the United States Patent, Copyright and Trademark Office issued to Castano a provisional patent for the Nanothermal Coating Patent, which was assigned to us pursuant to the Asset Purchase Agreement.

A provisional patent is for the duration of twelve months from the date of filing with the United States Patent and Copyright Office. A provisional patent would have allowed us twelve months of protection of our intellectual property during testing, discussions on production formulations and improve and present our technology to potential clients. The provisional patent would further allow us to make improvements before filing its patent application prior to the expiration of the provisional patent. After the twelve month provisional patent term, we could have either proceeded to file the patent application or abandon the application if the product was not deemed commercially feasible.

We have made the recent decision to not move forward with filing for further patent application with the United States Patent and Copyright Office. We have been testing the Nano coating produced in a laboratory production over the past seventeen months. This testing has resulted in recent evidence that the Nano coating is inconsistent in production resulting in clumping of the Nano particle during larger scale production and installation. We received a written letter dated February 28, 2014 from the International Searching Authority with regards to their findings (the "Opinion"). We thus have made the recent decision to not proceed with further patent application of Castano's Nano system as it applied to the provisional patent applications. Resolving the issue would result in an increase in production costs from the original estimated cost of $9.00 per gallon to over $36.00 and management has determined that this is cost prohibitive. Management also considered other factors in its analysis regarding termination of the Asset Purchase Agreement including, but not limited to: (i) inconsistency in scaling up production from laboratory production to commercial scale; (ii) inconsistency in performance of the Nano coating product due to clumping of Nano particles; (iii) increase in production costs to compete in the marketplace; and (iii) uncertainty in obtaining patent protection due to the novelty, inventive steps and industrial applicability as outlined in the Opinion of prior patent claims and patents issued on Nano coating technology, which could lead to lawsuits for patent infringement.

Cancellation of Purchase Order for 27,000 Liters

We previously announced receipt of a purchase order for twenty-seven thousand (27,000) liters of its nano coatings (the "Purchase Order"). The Purchase Order was issued to us and Atencio and Atencio by Urban del Golfo S.A. de CV, a supplier of products to Pemex. Atencio and Atencio is a certified maintenance partner of Pemex since 1991 and carried out the installation of the intumescent fire resistant coatings at Pemex’s Francisco I. Madero Refinery. We further disclosed that management deemed the Purchase Order's value at approximately $630,000, had expected to receive the full amount of $630,000 and delivered the first 1,000 liters to Atencio and Atencio to test the production samples.

Subsequently, the buyer deemed the Nano coating to be inconsistent in production resulting in clumping of the nano particle during installation. We attempted to resolve this issue resulting in the increase of production costs from $9.00 per gallon to over $36.00 per gallon. Therefore, as of the date of this Quarterly Report, Urban Del Golfo has not paid for the product delivered and has refused to pay for any additional product until the problem is resolved. We have not been able to resolve this production issue and deliver the order and, therefore, has decided to abandon the Nano coatings market. Hence, the Purchase Order was cancelled.

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

Nine Month Period Ended March 31, 2014 Compared to Nine Month Period Ended March 31, 2013.

Our net loss for the nine month period ended March 31, 2014 was ($21,528,531) compared to a net loss of ($374,032) during the nine month period ended March 31, 2013, an increase of $21,154,499. We generated no revenue for the nine month periods ended March 31, 2014 and March 31, 2013, respectively.

During the nine month period ended March 31, 2014, we incurred operating expenses of $450,668 compared to $374,032 incurred during the nine month period ended March 31, 2013, an increase of $76,636. During the nine month period ended March 31, 2014, operating expenses consisted of: (i) consulting fees of $162,395 (2013: $-0-); (ii) general and administrative of $151,512 (2013: $374,032); (iii) professional fees of $72,909 (2013: $-0-); (iv) travel of $33,238 (2013: $-0-); and (v) wages of $30,614 (2014: $-0-). General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, legal, auditor, edgarizing and transfer agent fees.

Loss from operations for the nine month period ended March 31, 2014 was ($450,668) compared to loss from operations of ($374,032) during the nine month period ended march 31, 2013. Operating expenses increased during the nine month period ended March 31, 2014 generally due to increased consulting and professional fees based upon an increase in scope and scale of business operations.

During the nine month period ended March 31,2014, we incurred other expense of $21,078,096 (2013: $-0-) relating to interest expense - derivative associated with the derivative liability on our outstanding convertible notes, which was offset by $233 in other income.

Therefore, our net loss and loss per share during the nine month period ended March 31, 2014 was ($21,528,531) or ($0.13) per share compared to a net loss and loss per share of ($374,032) or $0.00 per share during the nine month period ended March 31, 2013. Net loss increased substantially during the nine month period ended March 31, 2014 as compared to march 31, 2013 as a result of the derivative interest expense attributable to the outstanding convertible notes payable. The weighted average number of shares outstanding was 170,278,284 and 179,125,000 for the nine month periods ended March 31, 2014 and March 31, 2013, respectively.

Three Month Period Ended March 31, 2014 Compared to Three Month Period Ended March 31, 2013.

Our net loss for the three month period ended March 31, 2014 was ($3,842,323) compared to a net loss of ($251,270) during the three month period ended March 31, 2013, an increase of $3,591,053. We generated no revenue for the three month periods ended March 31, 2014 and March 31, 2013, respectively.

During the three month period ended March 31, 2014 we incurred operating expenses of $132,917 compared to $251,270 incurred during the three month period ended March 31, 2013, a decrease of $118,353. During the three month period ended March 31, 2014, operating expenses consisted of: (i) consulting fees of $25,430 (2013: $-0-); (ii) general and administrative of $60,782 (2013: $251,270); (iii) professional fees of $27,542 (2013: $-0-); (iv) travel of $11,281 (2013: $-0-); and (v) wages of $7,882 (2013: $-0-). General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, legal, auditor, edgarizing and transfer agent fees.

Loss from operations for the three month period ended March 31, 2014 was ($132,917) compared to loss from operations of ($251,270) during the three month period ended March 31, 2013. Operating expenses decreased during the three month period ended March 31, 2014 generally due to decreased general and administrative expenses based upon the cessation of operations concerning Castano's nano technology.

During the three month period ended March 31, 2014, we incurred other expense of $3,709,639 relating to interest expense - derivative associated with the derivative liability on our outstanding convertible notes, which was offset by interest income of $233.

Therefore, our net loss and loss per share during the three month period ended March 31, 2014 was ($3,842,323) or ($0.02) per share compared to a net loss and loss per share of ($251,270) or $0.00 per share during the three month period ended March 31, 2013. Net loss increased substantially during the three month period ended March 31, 2014 as compared to March 31, 2013 as a result of the derivative interest expense attributable to the outstanding convertible notes payable. The weighted average number of shares outstanding was 191,780,556 and 179,125,000 for the three month periods ended March 31, 2014 and March 31, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, our current assets were $101,884 and our current liabilities were $31,824,425, which resulted in a working capital deficit of $31,722,541. As of March 31, 2014, current assets were comprised of $1,651 in cash and $100,233 in loan receivable. As of march 31, 2014, current liabilities were comprised of: (i) $94,888 in accounts payable; (ii) $1,203,000 in convertible notes payable; and (iii) $30,526,537 in derivative liability. See " -- Material Commitments".

As of March 31, 2014, our total assets were $101,884 comprised of current assets. The increase in total assets during the nine month period ended March 31, 2014 from fiscal year ended June 30, 2013 was primarily due to the recording of the loan receivable of $100,233.

As of March 31, 2014, our total liabilities were $31,824,425 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended March 31, 2014 from fiscal year ended June 30, 2013 was primarily due to the increase in the derivative liability of $30,526,537.

Stockholders’ deficit increased from ($10,194,010) as of June 30, 2013 to ($31,722,541) as of March 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended March 31, 2014, net cash flows used in operating activities was ($463,545) compared to ($165,800) for the nine month period ended March 31, 2013. Net cash flows used in operating activities consisted primarily of a net loss of $21,528,531 (2013: ($374,032), which was adjusted by $21,078,096 (2012: $-0-) of derivative interest calculated from the outstanding convertible notes. Net cash flows used in operating activities was further changed by an increase of $87,123 (2013: $-0-) of accounts payable and accrued expenses, an increase of $100,233 (2013: $-0-) in notes receivable, and $-0- (2013: $208,142) in related party payables.

Cash Flows from Investing Activities

For the nine month period ended March 31, 2014 and March 31, 2013, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended March 31, 2014, net cash flows provided from financing activities was $437,000 compared to $332,000 for the nine month period ended March 31, 2013. Cash flows from financing activities for the nine month period ended March 31, 2014 consisted of $437,000 in proceeds from convertible notes payable compared to $350,000 in proceeds from convertible notes payable offset by $18,000 in repayment of notes payable for the nine month period ended March 31, 2013.

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

MATERIAL COMMITMENTS

Convertible Note Payable

On December 30, 2012, we entered into a convertible promissory note with Globe Financial Corp. for $201,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, we calculated a derivative liability of $7,895,254 at March 31, 2014 using the Black Scholes Model.

On December 31, 2012, we entered into a convertible promissory note with Globe Financial Corp. for $90,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, we calculated a derivative liability of $3,779,515 at March 31, 2014 using the Black Scholes Model.

On January 31, 2013 and March 31, 2013, we entered into a convertible promissory note with Asus Global Holdings Inc. for $100,000 and $375,000, respectively, bearing no interest and convertible at a 50% discount to market. The note are payable on demand. Since the conversion rate is discounted to market, we calculated a derivative liability of $17,233,174 at March 31, 2014 using the Black Scholes Model.

In the three months ended September 30, 2013, we entered into a new convertible note agreement with Asus Global Holdings for $150,000 with the same terms as previously noted. We recorded a derivative liability of $856,720 at March 31, 2014 using the Black Scholes Model.

During the three month period ended December 31, 2013, we further entered into similar convertible note agreements for $130,000 with the same terms as previously noted. We recorded a derivative liability of $404,068 at March 31, 2014 using the Black Scholes Model.

During the three month period ended March 31, 2014, we entered into similar convertible notes in the principal amount of $32,000 and $125,000, respectively, with the same terms as previously noted. We recorded a derivative liability of $73,096 and $284,640 at March 31, 2014, respectively.

At March 31,. 2014, the balance due against these convertible notes was $1,203,000. In connection with the issuance of these convertible notes we recorded a derivative liability of $30,526,537 as of March 31, 2014.

Consulting Agreements

On October 10,2012, we executed a three year consulting agreement with Castano (the "Castano Agreement"). In accordance with the terms and provisions of the Castano Agreement, we were to pay Castano a monthly fee of $15,000 plus reimbursement for travel related expenses. As of the date of this Quarterly Report, we have terminated the Castano Agreement.

On January 1, 2013, we executed a three year consulting agreement with Felipe Estevan Samario Nino (the "Nino Agreement"). In accordance with the terms and provisions of the Nino Agreement, we shall pay Mr. Nino a monthly fee of $5,000 plus reimbursement for travel related expenses.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of March 31, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the three month period ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SATEFY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

The Board of Directors accepted the resignation of Dr. Victor Castano as our Chief Scientific and Technological and Officer and Chairman and member of the Board of Directors effective as of March 4, 2014. The resignation of Mr. Castano is not the result of any disagreement with us on any matter relating to its operation, policies (including accounting or financial policies) or practices.

Effective March 4, 2014, the Board of Directors appointed Bernardo Camacho Chararria as our Chairman of the Board of Directors. Mr. Chararria is also our President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer.

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

We reported in a Current Report on Form 8-K a change in our certifying accountants. Effective January 20, 2014, we dismissed Patrick Rodgers, CPA, P.A. ("Rodgers") as our independent registered public accounting firm. We dismissed Rodgers as its independent registered public account firm because the PCAOB revoked the registration of Rodgers. We engaged Terry L. Johnson, CPA ("Johnson") as our principal independent registered public accounting firm effective January 20, 2014. The decision to change its principal independent registered public accounting firm was approved by our Board of Directors.

The reports of Rodgers on our financial statements for fiscal year ended June 30, 2012 (which included the balance sheet as of June 30, 2012 and the statement of operations, cash flows and stockholders' equity as of June 30, 2012, for the past fiscal year, did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal year ended June 30, 2013 and during the subsequent period through to the date of Rodgers' resignation, there were no disagreements between us and Rodgers, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Rodgers, would have caused Rodger to make reference thereto in its report on our audited financial statements.

We provided Rodgers with a copy of the Current Report on Form 8-K and requested that Rodgers furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Rodgers agrees with the statements made in this Current Report on Form 8-K with respect to Rodgers and, if not, stating the aspects with which they do not agree. We were unable to obtain this letter from Rodgers.

In connection with our appointment of Johnson as our principal registered accounting firm at this time, we have not consulted Johnson on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements during the two most recent fiscal years (June 30, 2013 and 2012) and subsequent interim period through the date of engagement.

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

As of the date of this Quarterly Report, no Stock Options have been exercised.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)
3.3	Bylaws (1)
10.1	Convertible Promissory Note dated March 31, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)
10.2	Convertible Promissory Note dated September 17, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)
10.3	Convertible Promissory Note dated December 30, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)
10.4	Convertible Promissory Note dated December 31, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)
10.5	Collaboration Agreement dated September 25, 2013 between Nano Labs Corp. and Soluciones Nanotechnolgicas S.L. (2)
10.6	Mutual Confidentiality Agreement dated April 7, 2013 between Saint-Gobain Ceramics & Plastics Inc. and Nano Labs Corp. (2)
10.7	Confidential Disclosure Agreement dated May 6, 2013 between Dentsply International Inc. and Nano Labs Corp. (2)
10.8	2013 Stock Option Plan of Nano Labs Corp. (3)
10.9	Rescission Agreement dated March 4, 2014 between Nano Labs Corp. and Dr. Victor Castano. (4)
16.1	Letter from KBL LLP dated May 24, 2013 incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Schema**
101.CAL	XBRL Taxonomy Calculation Linkbase**
101.DEF	XBRL Taxonomy Definition Linkbase**
101.LAB	XBRL Taxonomy Label Linkbase**
101.PRE	XBRL Taxonomy Presentation Linkbase**

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 with the Securities and Exchange Commission on January 12, 2011.

(2)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on October 10, 2013

(2)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on May 23, 2013.

(2)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on May 29, 2013.

(2)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on July 24, 2013 and August 6, 2013.

(3)	Incorporated by reference to the exhibit filed with the Company's Quarterly Report on form 10-Q with the Securities and Exchange Commission on November 10, 2013.

(4)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on March 4, 2014.

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

Nano Labs Inc. a Colorado corporation

May 19, 2014	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Executive Officer Director

May 19, 2014	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Financial Officer/Principal Accounting Officer Director