Form 10-K
period 2014-06-30
Nano Labs Corp.
filed 2014-11-03
CIK 1497572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2013: approximately $4,167,423.89.

As of October 28, 2014, there were 241,192,385 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

Polec Joint Venture Agreement

On June 27, 2014, our Board of Directors entered into that certain joint venture collaboration agreement dated June 23, 2014 for a term of twenty years (the "Polec Joint Venture Agreement") with Polec SA de CV ("Polec"), for the manufacture, distribution and marketing of Polec´s technology and products. Polec is a technology based company presently located in Mexico with a strong profile of applied chemistry which has developed a novel technology highly effective as a liquid cement that could be used as soil stabilizer. This is a polymeric water base product able to provide new mechanical high value added properties to practically any soil that could be treated with this product (the "Polec Technology").

The general purpose of the Polec Joint Venture Agreement is to: (i) address international market opportunities for products based on the Polect Technology and provide fulfillment funding to manufacture and/or license the Polec Technology to third parties and market the resulting products; (ii) establish a joint venture corporation (the "JVC") for operational and funding requirements and commitment of the Polec Technology to be provided by Polec whereby we will be able to adapt and address market opportunities in the particular territories of the United States and Canada as initial commercialization stage; (iii) have the JVC establish a marketing and sales platform for Polec products and technologies from time to time for the purpose of business development; and (iv) create a corporate entity named Polec International Liquid Cement Technology Corp, USA, a joint venture corporation between Polec and Nano Labs.

In accordance with the terms and provisions of the Polec Joint Venture Agreement, the parties agreed that certain contracts in acceptable form would be entered into as follows: (i) a distributorship contract between Jorge Luis Rodriguez Gallardo ("Gallardo") as owner of all right, title and interest in and to the Polec Technology, and the JVC relating to the distribution of the above referenced products; (ii) technology or patent rights transfer agreement between Gallardo and the JVC for the provision of the Polec Technology rights; (iii) manufacturing contract between exclusive manufacturers and the JVC for the exclusive manufacturing of each product; and (iv) trademark licence contract between Gallardo as trademark owner and the JVC for licensing of the use of the Polec products trademarks.

In further accordance with the terms and provisions of the Polec Joint Venture Agreement, Polec shall be 50% equity owner and we shall be 50% equity owner of the JVC. We shall be entitled to appoint and maintain in office two directors and Polec shall be entited to appoint and maintain in office two directors. Lastly, the JVC shall reinvest at least during the following two years all dividends and subsequent to this period the JVC shall distribute on an equal basis by way of dividend not less than fifty percent of the audited after tax net profit in relation to each fiscal year.

DB METALS JOINT VENTURE AGREEMENT

On June 27, 2014, our Board of Directors entered into that certain joint venture agreement dated June 16, 2014 (the "DB Metals Joint Venture Agreement") with DB Metals SA de CV ("DB Metals"), for the manufacture, distribution and marketing of DB Metal's technology and products. DB Metals is a technology based company located in Mexico that has been developing during the last six years a novel technology consisting of a three phase metallurgical process that enables the reduction significantly of time and raw materials required to recycle lead and other non ferrous metals. As a result of 25 years of experience in the metallurgic field, DB Metals has developed this technology with the financial support of the National Council of Science and Technology of Mexico. After obtaining highly satisfactory pilot-test results in the scaling up process financed by the National Council, DB Metals has been able to confirm the benefits of this novel process that enables the reduction of cost, time, fuel consumption, waste and environmental impact of recycling lead scrap, and that could be applied to recuperate, smelt and refine other non ferrous metals (the "DB Metals Technological Process"). We desire to create a joint venture with DB Metals for the purpose of developing, exploiting and marketing the DB Metals Technological Process addressing related market needs.

The general purpose of the DB Metals Joint Venture Agreement is to: (i) address market opportunities for metallurgic processes based on the DB Metals Technological Process and provide fulfillment funding to operate and/or to license the DB Metals Technological Process to third parties and to market the metal products addressing business opportunities; (ii) create a joint venture for operational and funding requirements and commitment of the corresponding DB Metals Technological Process whereby we will be able to address market opportunities; and (iii) have us establish a marketing and sales platform for DB Metals´s products and the DB Metals Technological Process from time to time for the purpose of business development.

In further accordance with the terms and provisions of the DB Metals Joint Venture Agreement, prior to June 30, 2014, we shall provide financial resources to DB Metals in Mexico in the necessary amount as specified to commence operations (the "Funding"). Such Funding shall be according to the costs described in Attachment A of the DB Metals Joint Venture Agreement. DB Metals shall issue, assign, transfer, and deliver to us and we shall receive and accept at closing fifty percent (50%) of DB Metals shares issued and outstanding (the “Share Transfer”). Closing shall be on June 30, 2014 after the fulfilment of all the conditions precedent. The Company shall issue to DB Metal´s shareholders 100,000,000 shares of its restricted common stock at a $0.001 per share price, which will be issued to the shareholders of DB Metals at closing.

The business and affairs shall be managed by our Board of Directors. The Board of Directors shall consist of four (4) persons of which at closing, DB Metals shall be entitled to appoint and maintain in office two (2) directors (the “DB Metals Directors”) and we shall be entitled to appoint and maintain in office two (2) directors (“Nano Labs Directors”). At Closing, our Board of Directors shall approve and ratify the appointment of Eng. Jose Armando Camargo Del Bianco as a director and Chief Technological and Scientific Officer of the Company.

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

Rescission of Asset Purchase Agreement and Assignment

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

EMPLOYEES

Our business is currently managed by Mr. Bernardo Camacho Chavarria, our Chief Executive Officer and Chief Financial Officer/Accounting Officer. We also employ 3 persons on a fully-time basis and 3 persons on a part-time basis. We anticipate hiring additional employees primarily in operations, engineering and sales when we bring our products to market. Such additional hiring, if it occurs, will be dependent upon business volume growth.

WEBSITE

We currently have a website for our company and own the web domain www.nanolabs.com

INTELLECTUAL PROPERTY

We currently own the web domains www.nanolabs.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org,” or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

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

Although we were incorporated March 27, 1995, we only recently began conducting the current business operations in June 2012. Thus, our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues. As of the date of this Annual Report, we have not commenced business operations involving the marketing and sale and distribution of any products developed under nanotechnology. We may never be successful in developing a market for any of the products under nanotechnology and thus may never become profitable. Therefore, our ability to operate our business successfully remains untested. If we are successful in marketing the products developed under nanotechnology, we anticipate that we will retain future earnings, if any, and other cash resources for the future operation and development of our business as appropriate. We do not currently anticipate declaring or paying any cash dividends in the foreseeable future. Payment of any future dividends is solely at the discretion of our board of directors, which will take into account many factors including our operating results, financial conditions and anticipated cash needs. For these reasons, we may never achieve profitability or pay dividends.

We anticipate that our ability to generate revenues in the foreseeable future will depend on the successful development and commercialization of products developed under nanotechnology. If we are not successful in commercializing our products or are significantly delayed or limited in doing so, our business will be materially adversely affected and we may need to curtail or cease operations.

Because we are a development stage company, we have no revenues to sustain our operations.

We are a development stage company that is currently developing our business. To date, we have not generated revenues. The success of our business operations will depend upon our ability to obtain successfully develop and market our future nanotechnology products and provide quality products. We are not able to predict whether we will be able to develop our business and generate revenues. If we are not able to complete the successful development of our business plan, generate revenues and attain sustainable operations, then our business will fail.

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

As of June 30, 2014, our accumulated deficit was $58,549,446 . We recognized a net loss for the year ended June 30, 2014 of $47,769,955. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to develop our business and expand our operations. We may not be able to generate sufficient revenues to achieve profitable operations.

We will need to raise additional capital to engage in research and develop and expand our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

We are currently not engaged in any sophisticated marketing program because we lack capital and revenues to justify the expenditure. In addition, our available funds will not fund our activities for the next twelve months. If we fail to raise additional funds, investors may lose their entire cash investment.

If the use of any of our products as developed harm people or the environment, we could be subject to costly and damaging product liability claims.

We may be exposed to potential product liability risks that are inherent in the testing, manufacturing and marketing of our products. Side and/or environmental effects and other liability risks could give rise to viable product and environmental liability claims against us. We have not yet obtained insurance coverage and, if we do so, we may not be able to maintain this insurance on acceptable terms. Moreover, insurance may not provide adequate coverage against potential liabilities. As a result, product liability claims, even if successfully defended, could have a material adverse effect on our business, financial condition and results of operations.

The commercial success of our products developed will depend upon the degree of market acceptance of the respective product by consumers.

If our various products developed under our joint venture agreements and nanotechnology do not gain market acceptance by consumers, we may not generate sufficient product revenue and we may not ever become profitable. The degree of market acceptance of our products will depend on a number of factors, including:

●	the prevalence of adverse side effects to use of the nanotechnology product;

●	any limitations or warnings in the nanotechnology product’s approved labeling;

●	the efficacy and potential advantages over alternative products;

●	pricing;

●	the willingness of the target population to try new products developed under nanotechnology;

●	the strength of marketing and distribution support and timing of market introduction.

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

Our protective measures may not adequately protect our proprietary intellectual property.

We regard our intellectual property as critical to our success. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

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

●	Any patents we may be granted may be challenged, invalidated, narrowed or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;
●	The costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement cost prohibitive;
●

We have not filed for patent protection in many countries in which we may sell product or seek to sell product; as a result, we may be unable to prevent competitors in such markets from selling infringing products;

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

We currently have only one officer, Bernardo Camacho Chavarria. Outside demands on our officer's time may prevent him from devoting sufficient time to our operations. In addition, the demands on this individual's time will increase because of our status as a public company. Mr. Chavarria has limited experience in managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained. We currently do not have any executive compensation agreement. We cannot guaranty that our management will remain with us.

Our management ranks are thin, and losing or failing to add key personnel could affect our ability to successfully grow our business.

Our future performance depends substantially on the continued service of our management. In particular, our success and depends upon the continued efforts of our management personnel, including Mr. Chavarria. We cannot guarantee that Mr. Chavarria will remain with us.

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

The trading price of our common stock on the OTCQB will fluctuate significantly and stockholders may have difficulty reselling their shares.

Our common stock commenced trading on the OTC Bulletin Board approximately June 7, 2012. As of the date of this Annual Report, our common stock trades on the OTCQB. There is a volatility associated with QB securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our exploration or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; (viii) general economic trends; and ix) commodity price fluctuation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Facilities

On November 1, 2013, the Company signed a one year lease to occupy office space in suite 916 of the Ford Building at 615 Griswold, Detroit, Michigan. The lease requires a $400 deposit and monthly payments of $400. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELAED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed for quotation on the OTCQB under the symbol “CTLE.” Our shares commenced trading approximately June 7, 2012. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ OTC:BB stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
June 30,2014	$0.027	$0.01
March 31, 2014	$0.04	$0.021
December 31, 2013	$0.041	$0.021
September 30, 2013	$0.071	$0.041
June 30,2013	$0.55	$0.09
March 31, 2013	$0.68	$0.51
December 31, 2013	$1.38	$0.62

HOLDERS

The approximate number of stockholders of record at June 30, 2014 was seven. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	-	-0-
Equity compensation plans not approved by security holders	2,000,000	-	13,000,000
Total	2,000,000	-	13,000,000

The 2013 Equity Incentive Plan (“EIP”) is intended to attract, motivate, and retain employees of the Company, consultants who provide significant services to the Company, and members of our Board of Directors who are not employees. The EIP is designed to further our growth and financial success by aligning the interests of the participants, through the ownership of stock and through other incentives, with the interests of our stockholders.

Benefits under the 2013 EIP. As defined under the 2013 EIP, the Board may grant any one or a combination of Incentive Stock Options (within meaning of the Code) or Non-Qualified Stock Options.

Shares Available under the 2013 EIP. The aggregate number of shares of Common Stock that may be issued or transferred to grantees under the 2013 EIP shall not exceed 15,000,000 shares. If there is a stock split, stock dividend or other relevant change affecting our shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding Awards made before such event. If shares under an Award are not issued or transferred, those shares would again be available for inclusion in future Award grants.

Awards Under the 2013 EIP. The Board may grant options qualifying as incentive stock options under the Code and nonqualified stock options. The term of an option shall be fixed by the Board, but shall not exceed ten years. In the case of death of the holder of the option or upon the termination, removal or resignation of the option holder for any reason other than for cause within one year of the occurrence of a Change of Control (as that term is defined in the 2010 EIP), an option may be extended for up to 12 months depending on the circumstances. The option price shall not be less than the fair market value of the Common Stock on the date of grant. In the case of an award of Incentive Options to an employee possessing more than 10% of the total combined voting power of all classes of stock of the Company or any parent corporation or subsidiary corporation as those terms are defined in the Code, the option price shall not be less than 110% of the fair market value of the Common Stock on the date of grant and the option term shall not exceed five years from date of grant. Payment of the option price may be by cash or, with the consent of the Board, by tender of shares of Common Stock having an equivalent fair market value or delivery of shares of Common Stock for which the option is being exercised to a broker for sale on behalf of the option holder. With respect to Incentive Options, the aggregate fair market value of shares of Common Stock for which one or more options granted may for the first time become exercisable during any calendar year shall not exceed $100,000.

RECENT SALES OF UNREGISTERED SECURITIES

In September of 2013, we issued an aggregate of 101,000,000 shares of unregistered common stock to Dr. Castano pursuant to the Asset Purchase Agreement. These shares were returned to treasury. During fiscal year ended June 30, 2014 and to current date, we issued an aggregate 103,125,000 shares of our common stock as follows:

Conversion of Debt

On August 1, 2014, our Board of Directors authorized the settlement of debt in the amount of $65,883,59 by the issuance of 10,135,937 shares of common stock to Asus Global Holding Inc. (“Asus”). We had previously issued to Asus a convertible promissory note dated September 17, 2013, as amended, in the principal amount of $275,000.00 (the "Convertible Note"), which was issued to Asus evidencing those sums advanced by Asus to us during quarter ended September 30, 2013 for working capital purposes. The terms and provisions of Section 3.2 of the Convertible Note provide that the number of whole shares of common stock into which the Convertible Note may be voluntarily converted shall be determined by dividing the aggregate principal amount borrowed by that price equal to a 50% discount of the then trading price of our shares on the OTC Markets at the date of conversion and precludes Asus from any conversion resulting in Asus holding in excess of 9.99% equity interest of the total issued and outstanding shares of our common stock (collectively, the "Asus Amendments"). Subsequently, we received that certain conversion notice dated August 1, 2014 from Asus (the “Conversion Notice”), which provided for conversion of $65,883.59 into 10,135,937 shares of our common stock at a per share price of $0.0065. The Board of Directors determined that the average trading price of our shares of common stock for the prior five business days was $0.0130 per share resulting in a 50% discounted conversion rate of $0.0065 per share, which the Board of Directors approved and authorized (the "Conversion Term"). Therefore, effective August 1, 2014, the Board of Directors authorized the issuance of 10,135,937 shares of common stock at a per share price of $0.0065 to Asus.

On August 12, 2014, the Board of Directors authorized the further settlement of debt in the amount of $86,662.26 by the issuance of 10,135,937 shares of common stock to Najo International Corp. ("Najo") . We had previously issued to Globe Financial Corp. ("Globe") a convertible promissory note dated December 30, 2012 in the principal amount of $201,000. Globe entered into that certain assignmentof the convertible note dated August 11, 2014 with Najo. We received that certain conversion notice dated August 11, 2014 from Najo (the “Conversion Notice”), which provided for conversion of $86,662.26 into 10,135,937 shares of our common stock at a per share price of $0.00855. The Board of Directors determined that the average trading price of our shares of common stock for the prior five business days was $0.0171 per share resulting in a 50% discounted conversion rate of $0.00855 per share, which the Board of Directors approved and authorized (the "Conversion Term"). Therefore, effective August `12, 2014, the Board of Directors authorized the issuance of a further 10,135,937 shares of common stock at a per share price of $0.00855 to Najo.

On September 1, 2014, the Board of Directors authorized the further settlement of debt in the amount of $90,000.00 by the issuance of 7,659,574 shares of common stock to Setzy Group Inc. ("Setzy") . We had previously issued to Globe a convertible promissory note dated December 30, 2012 in the principal amount of $201,000. Globe entered into that certain assignmentof the convertible note dated August 11, 2014 with Setzy. We received that certain conversion notice dated August 19, 2014 from Setzy (the “Conversion Notice”), which provided for conversion of $90,000.00 into 7,659,574 shares of our common stock at a per share price of $0.01175. The Board of Directors determined that the average trading price of our shares of common stock for the prior five business days was $0.0235 per share resulting in a 50% discounted conversion rate of $0.01175 per share, which the Board of Directors approved and authorized (the "Conversion Term"). Therefore, effective September 1, 2014, the Board of Directors authorized the issuance of a further 7,659,574 shares of common stock at a per share price of $0.01175 to Setzy.

On September 1, 2014, the Board of Directors authorized the further settlement of debt in the amount of $65,883.59 by the issuance of 10,135,937 shares of common stock to Mex Investments Corporation ("Mex") . We had previously issued to Mex a convertible promissory note dated October 1, 2013 in the principal amount of $70,000.00. We received that certain conversion notice dated August 5, 2014 from Mex (the “Conversion Notice”), which provided for conversion of $65,883.59 into 10,135,937 shares of our common stock at a per share price of $0.0065. The Board of Directors determined that the average trading price of our shares of common stock for the prior five business days was $0.0130 per share resulting in a 50% discounted conversion rate of $0.0065 per share, which the Board of Directors approved and authorized (the "Conversion Term"). Therefore, effective September 1, 2014, the Board of Directors authorized the issuance of a further 10,135,937 shares of common stock at a per share price of $0.0065 to Mex.

The shares of common stock were issued to the above creditors in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The creditors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they t had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

DB Metals Joint Venture Agreement

On June 27, 2014, our Board of Directors authorized the execution of the DB Metals Joint Venture Agreement with DB Metals for the manufacture, distribution and marketing of DB Metal's technology and products. Effective on July 30, 2014, the Board of Directors authorized the issuance of 100,000,000 shares of restricted common stock at a per share price of $0.001 to DM Metal's shareholders as follows: (i) 20,000,000 shares to Bernardo Camacho Chararria (who is our President/Chief Executive Officer, Treasurer/Chief Financial Officer and sole member of the Board of Directors); and (ii) 80,000,000 shares to Jose Armando Camargo Del Bianco. The shares of common stock were issued to the two non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Each individual acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the years ended June 30, 2014 and June 30, 2013, together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013

Our net loss for fiscal year ended June 30, 2014 was $47,769,955 compared to a net loss of $10,194,010 during fiscal year ended June 30, 2013, a substantial increase of $37,575,945. The majority of the loss is attributable to non-cash expenses of derivative interest expense which totals $47,226,014. These non-cash expenses are described in detail below. During fiscal years ended June 30, 2014 and June 30, 2013, we did not generate any revenue.

During fiscal year ended June 30, 2014, we incurred operating expenses of $545,421 compared to $713,308 incurred during fiscal year ended June 30, 2013, a decrease of $167,887. During fiscal year ended June 30, 2014, our operating expenses consisted of: (i) $166,277 (2013: $264,116) in consulting; (ii) $202,603 (2013: $222,010) in general and administrative; (iii) $140,496 in professional fees (2013: $46,833); (iv) $36,045 in travel (2013: $93,831); and (v) $-0- in wages (2013: $86,518). The decrease in operating expenses was primarily attributable to the decreases in consulting fees, travel and wages. General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

We did not incurred any management fees to our officers and directors during fiscal year ended June 30, 2014 as compared to management fees of $204,092 incurred during fiscal year ended June 12, 2012. See "Item 11. Executive Compensation.”

During fiscal year ended June 30, 2014, we incurred other income (expense) in the form of: (i) interest expense associated with the derivative liability on our outstanding convertible notes payable of $47,226,014 (2013: $9,448,441) and (ii) $1,480 in interest income (2013: ($32,261) in loss on sale of subsidiary).

Therefore, our net loss and loss per share during fiscal year ended June 30, 2014 was $47,769,955 or $0.18 per share compared to a net loss and loss per share of $10,194,010 or $0.08 per share during fiscal year ended June 30, 2013. Net loss increased substantially during fiscal year ended June 30, 2014 as compared to June 30, 2013 as a result of the derivative interest expense attributable to the outstanding convertible notes payable. The weighted average number of shares outstanding was 267,251,667 and 124,103,386 for fiscal years ended June 30, 2014 and June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended June 30, 2014

As of June 30, 2014, our current assets were $101,480 and our current liabilities were $58,065,445, which resulted in a working capital deficit of $57,963,965. As of June 30, 2014, current assets were comprised of $101,480 in cash. As of June 30, 2014, current liabilities were comprised of: (i) $160,204 in accounts payable; (ii) $1,230,950 in convertible note payable; (iii) $56,674,290 in derivative liability; and (iv) $1in cash overdraft.

As of June 30, 2014, our total assets were $101,480 comprised entirely of current assets. The increase in total assets during fiscal year ended June 30, 2014 from fiscal year ended June 30, 2013 was due to the increase in a loan receivable of $101,480.

As of June 30, 2014, our total liabilities were $58,065,445 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended June 30, 2014 from fiscal year ended June 30, 2013 was primarily due to the recording of $56,674,290 (2013: $9,448,441) in derivative liability and $1,230,950 (2013: $766,000) in convertible note payable. The derivative liability was related to the outstanding convertible notes payable issued in the fiscal year end June 30, 2014.

Stockholders’ deficit increased from $10,194,010 for fiscal year ended June 30, 2013 to $57,963,965 for fiscal year ended June 30, 2014

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2014, net cash flows used in operating activities was ($493,147) compared to ($690,781) for fiscal year ended June 30, 2013. Net cash flows used in operating activities consisted primarily of a net loss of $47,769,955 (2013: $10,194,010), which was adjusted by $47,225,849 (2012: $9,448,441) of derivative interest calculated from the outstanding convertible notes. Net cash flows used in operating activities was further changed by: (i) an increase of $101,480 (2013: $-0-); a decrease of $152,439 (2013: $154,027) in accounts payable and accrued expenses; and (iii) an increase of $-0- (2013: $200) in related party payables.

Cash Flows from Investing Activities

For fiscal years ended June 30, 2014 and June 30, 2013, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended June 30, 2014, net cash flows provided from financing activities was $464,951 compared to $718,977 for fiscal year ended June 30, 2013. Cash flows from financing activities for fiscal year ended June 30, 2014 consisted of $464,950 in proceeds from convertible notes payable and $1 from cash overdraft compared to $766,000 in proceeds from convertible notes payable, which was offset by $47,023 from repayment of notes payable for fiscal year ended June 30, 2013. .

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

MATERIAL COMMITMENTS

Convertible Notes

On December 30, 2012, we entered into a convertible promissory note with Globe Financial Corp. for $201,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, we calculated a derivative liability of $14,641,464 at June 30, 2014 using the Black Scholes Model.

On December 31, 2012, we entered into a convertible promissory note with Globe Financial Corp. for $90,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, we calculated a derivative liability of $7,012,439 at June 30, 2014 using the Black Scholes Model.

On January 31, 2013 and March 31, 2013, we entered into a convertible promissory note with Asus Global Holdings, Inc for $100,000 and $375,000 respectively bearing no interest and convertible at a 50% discount to market. The note is payable on demand. We calculated a derivative liability of $31,948,986 at June 30, 2014 using the Black Scholes Model.

From July to September 2013, we entered into similar note agreements for $150,000 and we recorded a derivative liability of $1,558,887.

From October to December 31, 2013, we entered into similar agreements for $130,000 and we recorded a derivative liability of $751,514.

From January to March 31, 2014, we entered into similar agreements as above for $32,000 and $125,000. At June 30, 2014, we recorded a derivative liability of $136,469 for the former and $531,414 for the latter.

From April 2014 to June 2014, we executed two additional convertible notes with the same terms as conditions, 50% discount due in 1 year for a total of $27,950. We recorded a derivative expense of $93,117.

At June 30, 2014, the balance due against these convertible notes was $1,230,950 In connection with the issuance of these convertible notes, we recorded derivative liability of $56,674,290 at June 30, 2014.

Certain of these notes have been converted into shares of common stock subsequent to fiscal year ended June 30, 2014. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

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

GOING CONCERN

The independent auditors' report accompanying our June 30, 2014 and June 30, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Nano Labs Corp

We have audited the accompanying  balance sheets of  Nano Labs Corp. (the “Company”) as of June 30, 2014 and 2013  and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on my audits. We conducted our  audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the  financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall  financial statement presentation.We believe that our audits provide a reasonable basis for our opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2013  and the  results of its operations and its cash flows for the years ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the accompanying financial statements, the Company has a significant accumulated deficit and no cash to for payment of ongoing operating expenses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3.The  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

October 27, 2014

NANO LABS CORP.
BALANCE SHEETS

	June 30, 2014	June 30, 2013
		(Restated)
ASSETS
CURRENT ASSETS
Cash	$-	$28,196
Loan Receivable	101,480	-

Total current assets	101,480	28,196

Total Assets	$101,480	$28,196

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$160,204	$7,765
Cash overdraft	1	-
Notes payable	-	-
Convertible notes payable	1,230,950	766,000
Derivative Liability	56,674,290	9,448,441
Accrued interest payable	-	-
	58,065,445	10,222,206

Total current liabilities	58,065,445	10,222,206

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 10,000,000 shares authorized;
none issued or outstanding at June 30, 2014 and 2013, respectively.	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized;
103,125,000 shares issued respectively
at June 30, 2014 and June 30, 2013 respectively	103,125	103,125
Common stock issuable	-	101,000
Additional paid-in capital	482,356	381,356
Accumulated deficit	(58,549,446)	(10,779,491)
Total stockholders' deficit	(57,963,965)	(10,194,010)

Total liabilities and stockholders' deficit	$101,480	$28,196

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2014	2013
		(Restated)

Sales	$-	$-
Cost of goods sold	-	-
Gross Margin	-	-

Operating Expenses
Consulting	166,277	264,116
General and administrative	202,603	222,010
Professional Fees	140,496	46,833
Travel	36,045	93,831
Wages	-	86,518
Total operating expenses	545,421	713,308

Loss from Operations	(545,421)	(713,308)

Other income (Expense)
Interest expense- derivative	(47,226,014)	(9,448,441)
Interest Income/Loss on Subsidiary	1,480	(32,261)
Other (income) expenses	(47,224,534)	(9,480,702)

Loss before Income Taxes	(47,769,955)	(10,194,010)

Provision for income tax	-	-

Net Loss	(47,769,955)	(10,194,010)

Net loss per common share-basic	$(0.46)	$(0.10)

Weighted average common shares outstanding	103,125,000	107,081,164

Net loss per commoin share basic and diluted	$(0.18)	$(0.08)

Weighted average common shares outstanding-basic and diluted	267,251,667	124,103,386

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT

					Common	Additional	(restated)	Total
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balance June 30, 2012	-	$-	179,125,000	$179,125	$-	$197,341	$(585,481)	$(209,015)

Debt Frogiveness	-	-	-	-	-	209,015	-	209,015

Shares issuable asset purchase agreement	-	-	-	-	101,000	(101,000)	-	-

Share repurchases from related party	-	-	(76,000,000)	(76,000)	-	76,000	-	-

Net loss	-	-	-	-	-	-	(10,194,010)	(10,194,010)

Balance June 30, 2013	-	-	103,125,000	103,125	101,000	381,356	(10,779,491)	(10,194,010)

Shares issed for purchase agreement	-	-	101,000,000	101,000	(101,000)	-	-	-

Shares recinded	-	-	(101,000,000)	(101,000)	-	101,000	-	-

Net loss	-	-	-	-	-	-	(47,769,955)	(47,769,955)

Balance June 30, 2014	-	$-	103,125,000	$103,125	$-	$482,356	$(58,549,446)	$(57,963,965)

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.
STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2014	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,769,955)	$(10,194,010)
Adjustments to reconcile net loss to net cash
used by operating activities:
Derivative interest	47,225,849	9,448,441
Debt forgiveness	-	209,015
Changes in operating assets and liabilities:
(Increase) in Notes Receivable	(101,480)	-
Related party payables	-	(200)
Accounts payable and accrued expenses	152,439	(154,027)
NET CASH USED IN OPERATING ACTIVITIES	(493,147)	(690,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable/Cash overdraft	1	(47,023)
Proceed from convertible notes payable	464,950	766,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	464,951	718,977

NET CHANGE IN CASH	(28,196)	28,196

Cash at beginning of the period	28,196	-

Cash at end of the period	$-	$28,196

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$165	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2014 and 2013 the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014 and 2013.

The Company had no assets but had liabilities measured at fair value on a recurring basis for the period ended June 30, 2014 and June 30, 2013, respectively, using the black schools module in measuring convertible debt. This calculation resulted in a derivative liability of $56,674,290 which is based on a discount ot market of 50%, interest rate of 20% and a volativity of 652.32%.

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

The Company determined that there were no impairments of long-lived assets as of June 30, 2014 and June 30, 2013.

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

There were 164,126,667 potentially dilutive shares outstanding as of June 30, 2014 which were derived from the outstanding convertible promissory notes. There were 17,022,222 potentially dilutive shares outstanding as of June 30, 2013.

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

As of June 30, 2014, the Company had an accumulated deficit of $57,963,965, which included a net loss of $47,769,955 reported for the year ended June 30, 2014. Also, during the year the Company used net cash of $493,147 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 6 – COMMITMENTS & CONTIGENCIES

Office Lease

On November 1, 2013, the Company signed a one year lease to occupy office space in suite 916 of the Ford Building at 615 Griswold, Detroit, Michigan. The lease requires a $400 deposit and monthly payments of $400.

Minimum future rental payments under the agreement are as follows:

2014- $1,600

Consulting Agreement

There are no consulting or employment agreements in force.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On December 30, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $201,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $14,641,464 at June 30, 2014 using the Black Scholes Model.

On December 31, 2012, the Company entered into a convertible promissory note with Globe Financial Corp. for $90,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $7,012,439 at June 30, 2014 using the Black Scholes Model.

On January 31, 2013 and March 31, 2013 the Company entered into a convertible promissory note with Asus Global Holdings, Inc for $100,000 and $375,000 respectively bearing no interest and convertible at a 50% discount to market. The note is payable on demand. The Company calculated a derivative liability of $31,948,986 at June 30, 2014 using the Black Scholes Model.

From July to September 2013 the Company entered into similar note agreements for $150,000 and the company has recorded a derivative liability of $1,558,887.

From October to December 31, 2013 the Company entered into similar agreements for $130,000 and the company has recorded a derivative liability of $751,514.

From January to March 31, 2014 the Company entered into similar agreements as above for $32,000 and $125,000. The Company at June 30, 2014 recorded a derivative liability of $136,469 for the former and $531,414 for the latter.

From April 2014 to June 2014 the Company executed two additional convertible notes with the same terms as conditions, 50% discount due in 1 year for a total of $27,950. The Company recorded a derivative expense of $93,117.

At June 30, 2014, the balance due against these convertible notes was $1,230,950 In connection with the issuance of these convertible notes the Company recorded derivative liability of $56,674,290 at June 30, 2014.

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of June 30, 2014 and 2013:

	June 30,
	2014	2013

Deferred tax asset - non-current
NOL carryover	$399,748	$231,126
Less valuation allowance	(399,748)	(231,126)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2014 and 2013 due to the following:

	June 30,
	2014	2013

Book income	$(47,769,955)	$(10,194,010)
Other nondeductible expenses	47,226,014	9,448,441
Valuation allowance	543,941	745,569

At June 30, 2014, the Company had net operating loss carry forwards of approximately $1,289,500 that may be offset against future taxable income from the year 2014 to 2034. No tax benefit has been reported in the June 30, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 11 – RESTATEMENT OF FINANCIAL STATEMENTS

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

NANO LABS CORP.
BALANCE SHEETS

	June 30, 2013
	Originally
	Reported	Restated	Difference
ASSETS
CURRENT ASSETS
Cash	$28,196	$28,196	-

Total current assets	28,196	$28,196	-

Total Assets	$28,196	$28,196	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$7,765	$7,765	-
Related party payables	-	-	-
Notes payable	-	-	-
Convertible notes payable	666,000	766,000	(100,000)
Derivative Liability	8,223,786	9,448,441	(1,224,655)
Accrued interest payable	-	-	-
	8,897,551	10,222,206	(1,324,655)

Total current liabilities	8,897,551	10,222,206	(1,324,655)

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
none issued or outstanding at June 30, 2013 and 2012, respectively.	-	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized;
103,125,000 and 179,125,000 shares issued and outstanding
at June 30, 2013 and 2012, respectively.	103,125	103,125	-
Common stock issuable	101,000	101,000	-
Additional paid-in capital	381,356	381,356	-
Accumulated deficit	(9,454,836)	(10,779,491)	1,324,655
Total stockholders' deficit	(8,869,355)	(10,194,010)	1,324,655

Total liabilities and stockholders' deficit	$28,196	$28,196	-

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

1. From July 1, 2014 to September 30, 2014 the Company issued 138,067,385 shares of stock, 100,000,000 of which was for a joint venture related to metal development. The joint venture agreement was effective I August of 2014.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No report necessary.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of June 30, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our directors and principal executive officers are as specified on the following table:

Name and Address	Age	Position(s)

Bernardo Camacho Chavarria	36	Chief Executive and Financial and Accounting Officer and a Director
Calle 4, #37
Fraccionamiento Industrial Alco Blanco
Municipality of Naucalpan
Estado de Mexico, Mexico MCP 53520

Bernardo Camacho Chavarria. Mr. Chavarria has been our chief executive officer and chief financial officer and accounting officer and a member of our board of directors since March 28, 2012. During the past ten years, Mr. Chavarria has been involved in financing and providing consulting services to numerous development stage technology companies. From approximately May 2005 to current date, Mr. Chavarria has been a partner in Avanza Capital S de RL de CV, which is an investment banking firm specializing in high tech businesses, real estate developments and mining companies. Mr. Chavarria has also been responsible for merger and acquisition consultations with a strong focus on high tech ventures. From approximately January 2005 through July 2005, Mr. Chavarria was a financial consultant for Valuación de Proyectos Inmobiliarios, which is a company with approximately 126 distress assets titles. Mr. Chavarria was responsible for financial modeling, risk management and effective valuation of business return. From approximately October 2002 through May 2003, Mr. Chavarria was an associate consultant at Sistemas Digitales Zergo SA de CV, which is a business consulting firm for investment projects, project development and capital raisingible. Sistemas Digitales Zergo SA de CV is a certified agent of RAMAR Corp., which is a factoring firm for Mexican companies that export to USA and Canada., and is also a commercial partner with Avantel and BM in business intelligence and business software solutions. From approximately August 2001 through January 2002, Mr. Chavarria was a sales manager for Unión de Crédito de Comercio Automotriz, where he was responsible for the recruiting and training process of new account executives at the company. During March 2002, Mr. Chavarria was a financial consultant for American Traders, which was a financial advisory and investment strategy management firm involved with the spot currency market. During July 2003, Mr. Chavarria was the chief operating officer for Telemobil de México SA de CV, which is a technology integrator business where he was responsible for the commercial and operative strategy and providing communication solutions over IP network, (Internet Telephone Provider), and tracking services for remote assets management (Satellite tracking, M2M solutions, etc). The nature of his responsibilities discussed above, including the underlying requisite managerial, financing, administrative and sales skills, establish Mr. Chavarria's qualification as a member of our Board of Directors

Mr. Chavarria is fluent in English and basic French and Italian. He is also a member of the board of directors of three high tech start up companies. Mr. Chavarria has also been a commentator on economic topics invited by “Club de Periodistas,” which is a radio program from Radio Chapultepec.

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

Director Independence

Our director is not deemed independent. Our director also holds positions as executive officer.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended June 30, 2014 and June 30, 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Bernardo Camacho Chavarria, current Chief Executive Officer and Chief Financial Officer/Accounting	2013	71,518		-	-	-	-	-	-	71,518
Officer and a director	2014	-	(3)	-	-	-	-	-	-	-

Dr. Victor Castano, Chief Technological and	2013	132,574		-	-	-	-	-	-	132,574	(1)
Scientific Officer and a director (2)	2014	-0-		-	-	-	-	-	-	-0-

______________

(1)

On October 12, 2013, in accordance with the terms and provisions of the Asset Purchase Agreement with Dr. Castano, an aggregate 101,000,000 shares of common stock were issued to Dr. Castano at a per share price of $0.001 for aggregate consideration of $101,000. These shares were cancelled and returned to treasury.

(2)	Victor Castano was appointed Chief Technological and Scientific Officer and a Director in October of 2012 and resigned March 3, 2014.
(3)

On June 27, 2014, in accordance with terms and provisions of the DB Metals Joint Venture Agreement, an aggregate 20,000,000 shares of common stock were issued to Mr. Chavarria at a per share price of $0.001 for aggregate consideration of $20,000.

OUTSTANDING EQUITY AWARDS

We do not have an equity compensation plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Bernardo Carracho Chavarria, current Chief Executive Officer/Chief Financial Officer/Accounting Officer and Director	-	-	-	-	-	-	-	-	-

Dr. Victor Castano, Prior Chief Technological and Scientific Officer and a director	-	-	-	-	-	-	-	-	-

STOCK OPTIONS.

No grants of stock options or stock appreciation rights were made during the fiscal year ended June 30, 2014.

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

Title of Class	Name and Address of Beneficial Owner Officers and Directors	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Bernardo Camacho Cavarria Avenida Jorge Jimenez Cantu lote 4 Business Center, Colonia Rancho Viejo, Atizapan de Zaragoza, Estado de México, Mexico. CP 52930	20,000,000 shares	8.29%
Common Stock	All directors and named executive officers as a group (1 person)	20,000,000 shares	8.29%

5% or Greater Beneficial Holders
Common Stock	Jose Armando Camargo Del Bianco Avenida Jorge Jimenez Cantu lote 4 Business Center, Colonia Rancho Viejo, Atizapan de Zaragoza, Estado de México, Mexico. CP 52930	80,000,000	33.17%
Common Stock	Brant Investments Limited 155 Wellington Street West Second Floor Securities Cage Toronto,Ontario Canada M5V 3l3	23,593,750	9.78%

____________

(1)	Percentage of beneficial ownership of our common stock is based on 241,192,385 shares of common stock outstanding as of the date of the filing.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Canceled Shares

In June 2013, we canceled 11,400,000 shares to previously issued to Bernardo Chavarria, our chief executive officer. In June 2013, we canceled 64,600,000 shares to Jose Manuel Flores Hernandez, a founding officer of the Company.

In March 2014, we canceled 101,000,000 shares previously issued to Dr. Victor Castano.

Joint Venture Agreement

In June 2014, we issued 20,000,000 shares to Bernardo Chavarria pursuant to the terms and provisions of the Joint Venture Agreement. Mr. Chavarria is our sole executive officer and director.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14. PRINCI[PAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $19,000 and $15,000, respectively.

Audit-Related Fees

For the fiscal years ended June 30, 2014 and 2013, there were $-0- in fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For the fiscal years ended June 30, 2014 and 2013, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

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

10.10	Services Agreement dated January 1, 2013 between Eng. Felipe Estevan Samario Nino and Nano Labs Corp. (6)
10.11	Services Agreement dated October 10, 2012 between Dr. Victor Castano and Nano Labs Corp. (6)
10.12	Services Agreement dated May 1, 2013 between Dr. Arnulfo Rosas-Juarez and Nano Labs Corp. (6)
10.13	Universal Agreement dated December 13, 2012 between Dr.Victor Castano and Nano Labs Corp. *
16.1	Letter from KBL LLP dated May 24, 2013 incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Schema**
101.CAL	XBRL Taxonomy Calculation Linkbase**
101.DEF	XBRL Taxonomy Definition Linkbase**
101.LAB	XBRL Taxonomy Label Linkbase**
101.PRE	XBRL Taxonomy Presentation Linkbase**

_________________

*	Filed herewith.
(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 with the Securities and Exchange Commission on January 12, 2011.
(2)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on October 10, 2013.
(3)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on May 23, 2013.
(4)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on May 29, 2013.
(5)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on July 24, 2013 and August 6, 2013.
(6)	Incorporated by reference to the exhibits filed with the Company's Amendment No. 1 to Annual Report on Form 10-K with the Securities and Exchange Commission on April 23, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nano Labs Inc. a Colorado corporation

October 31, 2014	By:	/s/ Bernardo Camacho Chavarria
	Name:	Bernardo Camacho Chavarria
	Its:	Chief Executive Officer Director

October 31, 2014	By:	/s/ Bernardo Camacho Chavarria
	Name:	Bernardo Camacho Chavarria
	Its:	Chief Financial Officer/Principal Accounting Officer Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 31, 2014	By:	/s/ Bernardo Camacho Chavarria
	Name:	Bernardo Camacho Chavarria
	Its:	Director

