Form 10-Q
period 2014-09-30
Nano Labs Corp.
filed 2014-11-21
CIK 1497572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 20, 2014
Common Stock, $0.001	241,192,385

NANO LABS CORP.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I

ITEM 1. FINANCIAL STATEMENTS

NANO LABS CORP.

BALANCE SHEETS

	September 30, 2014	June 30, 2014
ASSETS
CURRENT ASSETS
Cash	$1,981	$-
Loan receivable	101,480	101,480

Total Current Assets	103,461	101,480

Investment in joint venture	155,000	-

Total Assets	$258,461	$101,480

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$161,276	$160,204
Cash overdraft	-	1
Notes payable	-	-
Convertible notes payable	950,294	1,230,950
Derivative liability	46,785,958	56,674,290
Accrued interest payable	-	-
	47,897,528	58,065,445

Total Current Liabilities	47,897,528	58,065,445

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued or outstanding at September 30, 2014 and June 30, 2014, respectively	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 241,192,385 and 103,125,000 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	241,192	103,125
Additional paid-in capital	807,719	482,356
Accumulated deficit	(48,687,978)	(58,549,446)
Total Stockholders' Deficit	(47,639,067)	(57,963,965)

Total Liabilities and Stockholders' Deficit	$258,461	$101,480

The accompanying notes are an integral part of these financial statements

NANO LABS CORP.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2014	2013
Sales	$-	$-
Cost of Goods Sold	-	-
Gross Margin	-	-

Operating Expenses
Consulting	-	103,471
General and administrative	20,922	38,820
Professional Fees	5,360	10,960
Travel	582	7,950
Wages	-	5,000
Total Operating Expenses	26,864	166,201

Loss from Operations	(26,864)	(166,201)

Other Income (Expense)
Interest expense- derivative	9,888,332	(11,623,033)
Other (Income) Expense	9,888,332	(11,623,033)

Loss before Income Taxes	9,861,468	(11,789,234)

Provision for income tax	-	-

Net Loss	9,861,468	(11,789,234)

Net loss per common share-basic	$0.04	$(0.11)

Weighted average common shares outstanding	241,192,385	107,081,164

Net loss per commoin share basic and fully diluted	$0.03	$(0.11)

Weighted average common shares outstanding and fully diluted	355,530,385	107,081,164

The accompanying notes are an integral part of these financial statements

NANO LABS CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT

					Common	Additional	(restated)	Total
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balance June 30, 2012	-	$-	179,125,000	$179,125	$-	$197,341	$(585,481)	$(209,015)

Debt Frogiveness	-	-	-	-	-	209,015	-	209,015

Shares issuable asset purchase agreement	-	-	-	-	101,000	(101,000)	-	-

Share repurchases from related party	-	-	(76,000,000)	(76,000)	-	76,000	-	-

Net loss	-	-	-	-	-	-	(10,194,010)	(10,194,010)

Balance June 30, 2013	-	$-	103,125,000	$103,125	$101,000	$381,356	$(10,779,491)	$(10,194,010)

Shares issed for purchase agreement	-	-	101,000,000	101,000	(101,000)	-	-	-

Shares recinded			(101,000,000)	(101,000)		101,000		-

Net loss	-	-	-	-	-	-	(47,769,955)	(47,769,955)

Balance June 30, 2014	-	$-	103,125,000	$103,125	$-	$482,356	$(58,549,446)	$(57,963,965)

Shares issued for joint venture agreement	-	-	100,000,000	100,000		55,000		155,000

Shares issued for debt conversion	-	-	38,067,385	38,067		270,363		308,430

Net income	-	-	-	-	-	-	9,861,468	9,861,468

Balance September 30, 2014	-	$-	241,192,385	$241,192	$-	$807,719	$(48,687,978)	$(47,639,067)

The accompanying notes are an integral part of these financial statements

NANO LABS CORP.
STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$9,861,468	$(11,789,234)
Adjustments to reconcile net loss to net cash used by operating activities:
Derivative interest	(9,888,332)	11,623,033
Changes in operating assets and liabilities:
(Increase) in Notes Receivable	-	-
Accounts payable and accrued expenses	1,072	(5,197)
NET CASH USED IN OPERATING ACTIVITIES	(25,792)	(171,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	-
Proceeds from issuance of convertible notes payable	27,774	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,774	150,000

NET CHANGE IN CASH	1,982	(21,398)

Cash at beginning of the period	-	28,196

Cash at end of the period	$1,982	$6,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

NANO LABS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2014 and June 30, 2014 the Company had $1,981 and no cash equivalents, respectively.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2014 June 30, 2014.

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

There were 114,337,740 potentially dilutive shares outstanding as of September 30, 2014 derived from outstanding convertible promissory notes. There were 164,126,667 potentially dilutive shares outstanding as of June 30, 2014.

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

As of September 30, 2014, the Company had an accumulated deficit of $48,687,978 and a working capital deficiency of $47,704,951. Also, during the 3 month period ended September 30, 2014 the Company used net cash of $25,792 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - RELATED PARTY TRANSACTION – JOINT VENTURE AGREEMENT

On June 18, 2014, the Company entered into a Joint Venture Agreement with DB Metals SA (“DB Metals”), a technology based company located in Mexico. DB Metals has developed a novel three phase metallurgical process that significantly reduces the time and raw materials required to recycle lead and other non-ferrous metals for use in the mining industry.

The Company issued 100,000,000 shares of its $0.001 par value common stock to the shareholders of DB Metals to acquire a 50% ownership of the Joint Venture; 20,000,000 shares of which were issued to our President who is also a shareholder of DB Metals, and therefore a related party.

The Company valued the 100,000,000 shares at par value ($0.001), which resulted in $155,000 of consideration paid for the asset.

NOTE 5 - NOTE RECEIVABLE

The Company loaned an entity $100,000 in March 2014 bearing interest at 5% per annum. Repayment is due within one year.

NOTE 6 - COMMITMENTS & CONTIGENCIES

Office Lease

On November 1, 2013, the Company signed a one year lease to occupy office space in suite 916 of the Ford Building at 615 Griswold, Detroit, Michigan. The lease requires a $400 deposit and monthly payments of $400.

Minimum future rental payments under the agreement are as follows:

2014- $1,600

Consulting Agreement

There are no consulting or employment agreements in force.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On December 30, 2012, the Company entered into a convertible promissory note for $201,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, the Company calculated a derivative liability of $5,264,235 at September 30, 2014 using the Black Scholes Model. During the three month period ended September 30, 2014, $86,662 of notes payable was converted by the note holder into $0.001 par value common stock of the Company.

On December 31, 2012, the Company entered into a convertible promissory note $90,000 bearing no interest and convertible at a 50% discount to market. During the three month period ended September 30, 2014, the entire balance of the note payable was converted by the holder into $0.001 par value common stock of the Company.

On March 31, 2013 and September 30, 2013 the Company entered into convertible promissory notes for $350,000 and $275,000 respectively bearing no interest and convertible at a 50% discount to market. The notes are payable on demand. The Company has calculated a derivative liability for these notes of $28,775,688 at September 30, 2014 using the Black Scholes Model. During the three month period ended September 30, 2014, $65,884 of notes payable was converted by the note holder into $0.001 par value common stock of the Company.

From October to December 31, 2013 the Company entered into similar agreements for $130,000. At September 30, 2014 the Company has calculated a derivative liability of $2,951,990 using the Black Scholes Model. During the three month period ended September 30, 2014, $65,884 of notes payable was converted by the note holder into $0.001 par value common stock of the Company.

From April 2014 to June 2014 the Company executed three additional convertible notes with the same terms as conditions, 50% discount due in 1 year for a total of $184,950. The Company has calculated a derivative liability of $8,515,300 at September 30, 2014 associated with these notes using the Black Scholes model.

From July 2014 to September 30, 2014 the Company executed two additional convertible notes with the same terms and conditions, 50% discount due in 1 year for a total of $27,774. The Company has recorded a derivative liability of $1,278,745 at September 30, 2014 associated with these notes using the Black Scholes Model.

From July 2014 to September 30, 2014 the Company received conversion notices from various convertible note holders totaling $242,546. As a result the Company issued 38,067,385 shares of its $0.001 par value common stock attributable to the conversions.

At September 30, 2014, the Company had a balance of convertible note payable of $1,016,178. In connection with the issuance of these convertible notes the Company has recorded a derivative liability of $46,785,958 at June 30, 2014.

NOTE 8 - STOCKHOLDERS’ EQUITY

Common and preferred shares authorized

The Company is authorized 500,000,000 shares of common stock with $0.001 par value and 10,000,000 shares of preferred stock with $0.001 par value.

Common shares issued

Pursuant to a Joint Venture Agreement with DB Metals SA (see NOTE 4) the Company issued 100,000,000 shares of its $0.001 par value common stock to the shareholders of DB Metals during the 3 month period ended September 30, 2014 to acquire a 50% ownership of the Joint Venture; 20,000,000 shares of which were issued to our President who is also a shareholder of DB Metals, and therefore a related party.

NOTE 9 - STOCK OPTIONS

1.

On October 1, 2013 the Company board of directors approved a board resolution authorizing the Company to issue a total of 15,000,000 stock options; 2,000,000 of these options were issued to four consultants for services to the Company. The options begin vesting on October 1, 2013 and terminate October 1, 2015. The stock options have an option price of .40

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements contained herein have not been reviewed by our auditor. We are currently underway with engagement of a new auditor based on prospective business operations. Upon finalization of the engagement, the newly appointed auditor will review the financial statements, which will be included in a subsequent filing with confirmation of review.

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

Three Month Period Ended September 30, 2014 Compared to Three Month Period Ended September 30, 2013.

Our net income for the three month period ended September 30, 2014 was $9,861,468 compared to a net loss of ($11,789,234) during the three month period ended September 30, 2013. We generated no revenue for the three month periods ended September 30, 2014 and September 30, 2013, respectively.

During the three month period ended September 30, 2014, we incurred operating expenses of $26,864 compared to $166,201 incurred during the three month period ended September 30, 2013, a decrease of $139,337. During the three month period ended September 30, 2014, operating expenses consisted of: (i) consulting fees of $-0- (2013: $103,471); (ii) general and administrative of $20,922 (2013: $38,820); (iii) professional fees of $5,360 (2013: $10,960); (iv) travel of $582 (2013: $7,950); and (v) wages of $-0- (2014: $5,000). General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, legal, auditor, edgarizing and transfer agent fees.

Loss from operations for the three month period ended September 30, 2014 was ($26,864) compared to loss from operations of ($166,201) during the three month period ended September 30, 2013. Operating expenses increased during the three month period ended September 30, 2014 generally due to decreased consulting and professional fees based upon an increase in scope and scale of business operations.

During the three month period ended September 30, 2014, we incurred other income (expense) of ($9,888,332) (2013: $11,623,033) relating to interest expense - derivative associated with the derivative liability on our outstanding convertible notes, which was offset by $9,888,332 (2013: $11,623,033) in other income. This resulted in income before taxes of $9,861,468 during the three month period ended September 30, 2014 compared to loss before taxes of ($11,789,234) during the three month period ended September 30, 2014.

Therefore, our net income and income per share during the three month period ended September 30, 2014 was $9,861,468 or $0.04 per share compared to a net loss and loss per share of ($11,789,234) or ($0.11) per share during the three month period ended September 30, 2013. Net profit increased substantially during the three month period ended September 30, 2014 as compared to September 30, 2013 as a result of the other income attributable to the outstanding convertible notes payable. The weighted average number of shares outstanding was 355m530m385 and 107,081,164 for the three month periods ended September 30, 2014 and September 30, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, our current assets were $103,461 and our current liabilities were $47,963,412, which resulted in a working capital deficit of $47,859,951. As of September 30, 2014, current assets were comprised of $1,981 in cash and $101,480 in loan receivable. As of September 30, 2014, current liabilities were comprised of: (i) $161,276 in accounts payable; (ii) $1,016,178 in convertible notes payable; and (iii) $46,785,958 in derivative liability. See " -- Material Commitments".

As of September 30, 2014, our total assets were $101,884 comprised of current assets. The slight decrease in total assets during the three month period ended September 30, 2014 from fiscal year ended June 30, 2014 was primarily due to the decrease in cash of $1,981.

As of September 30, 2014, our total liabilities were $47,963,412 comprised entirely of current liabilities. The decrease in liabilities during the three month period ended September 30, 2014 from fiscal year ended June 30, 2014 was primarily due to the decrease in the derivative liability of $9,888,332.

Stockholders’ deficit decreased from ($47,963,965) as of June 30, 2014 to ($47,704,951) as of September 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended September 30, 2014, net cash flows used in operating activities was ($25,792) compared to ($171,398) for the three month period ended September 30, 2013. Net cash flows used in operating activities consisted primarily of net income of $9,861,468 (2013: ($11,789,234), which was adjusted by ($9,888,332) (2013: $11,623,033) of derivative interest calculated from the outstanding convertible notes. Net cash flows used in operating activities was further changed by an increase of $1,072 (2013: $5,197) of accounts payable and accrued expenses.

Cash Flows from Investing Activities

For the three month period ended September 30, 2014 and September 30, 2013, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended September 30, 2014, net cash flows provided from financing activities was $27,774 compared to $150,000 for the three month period ended September 30, 2013. Cash flows from financing activities for the three month period ended September 30, 2014 consisted of $27,774 in proceeds from convertible notes payable compared to $150,000 in proceeds from convertible notes for the three month period ended September 30, 2013.

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

MATERIAL COMMITMENTS

Convertible Notes

On December 30, 2012, we entered into a convertible promissory note for $201,000 bearing no interest and convertible at a 50% discount to market. The note is payable on demand. Since the conversion rate is discounted to market, we calculated a derivative liability of $5,264,235 at September 30, 2014 using the Black Scholes Model. During the three month period ended September 30, 2014, $86,662 of notes payable was converted by the note holder into shares of common stock.

On December 31, 2012, we entered into a convertible promissory note $90,000 bearing no interest and convertible at a 50% discount to market. During the three month period ended September 30, 2014, the entire balance of the note payable was converted by the holder into shares of our common stock.

On March 31, 2013 and September 30, 2013, we entered into convertible promissory notes for $350,000 and $275,000 respectively bearing no interest and convertible at a 50% discount to market. The notes are payable on demand. We calculated a derivative liability for these notes of $28,775,688 at September 30, 2014 using the Black Scholes Model. During the three month period ended September 30, 2014, $65,884 of notes payable was converted by the note holder into shares of our common stock.

From October to December 31, 2013, we entered into similar agreements for $130,000. At September 30, 2014, we calculated a derivative liability of $2,951,990 using the Black Scholes Model. During the three month period ended September 30, 2014, $65,884 of notes payable was converted by the note holder into shares of common stock.

From April 2014 to June 2014, we executed three additional convertible notes with the same terms as conditions, 50% discount due in 1 year for a total of $184,950. We calculated a derivative liability of $8,515,300 at September 30, 2014 associated with these notes using the Black Scholes model.

From July 2014 to September 30, 2014, we executed two additional convertible notes with the same terms and conditions, 50% discount due in 1 year for a total of $27,774. We recorded a derivative liability of $1,278,745 at September 30, 2014 associated with these notes using the Black Scholes Model.

At September 30, 2014, we had a balance of convertible note payable of $1,016,178. In connection with the issuance of these convertible notes, we have recorded a derivative liability of $46,785,958 at June 30, 2014.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of September 30, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the three month period ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2014/2015. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

In September of 2013, we issued an aggregate of 101,000,000 shares of unregistered common stock to Dr. Castano pursuant to the Asset Purchase Agreement. These shares were returned to treasury. During the three month period ended September 30, 2014 and to current date, we issued an aggregate 103,125,000 shares of our common stock as follows:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SATEFY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

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

Nano Labs Inc. a Colorado corporation

November 20, 2014	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Executive Officer Director

November 20, 2014	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Financial Officer/Principal Accounting Officer Director

