Form 10-Q/A
period 2014-09-30
Nano Labs Corp.
filed 2015-02-11
CIK 1497572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO

Form 10-Q/A

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

NANO LABS CORP.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

2

PART I

ITEM 1. FINANCIAL STATEMENTS

NANO LABS CORP.

BALANCE SHEET

	September 30,	June 30,
	2014	2014
ASSETS	(Restated)
CURRENT ASSETS
Cash	$1,981	$-
Loan receivable	102,740	101,480

Total Current Assets	104,721	101,480

Investment in joint venture	-	-

Total Assets	$104,721	$101,480

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$161,276	$160,204
Cash overdraft	-	1
Notes payable	-	-
Convertible notes payable	950,294	1,230,950
Derivative liability	34,044,522	56,674,290
Accrued interest payable	-	-
	35,156,092	58,065,445

Total Current Liabilities	35,156,092	58,065,445

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued or outstanding at September 30, 2014 and June 30, 2014, respectively	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 241,192,385 and 103,125,000 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	241,192	103,125
Additional paid-in capital	18,409,312	482,356
Accumulated deficit	(53,701,875)	(58,549,446)
Total Stockholders' Deficit	(35,051,371)	(57,963,965)

Total Liabilities and Stockholders' Deficit	$104,721	$101,480

The accompanying notes are an integral part of these financial statements

NANO LABS CORP.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2014	2013
	(Restated)
Sales	$-	$-
Cost of Goods Sold	-	-
Gross Margin	-	-

Operating Expenses
Consulting	-	103,471
General and administrative	20,922	38,820
Professional Fees	5,360	10,960
Travel	582	7,950
Wages	-	5,000
Total Operating Expenses	26,864	166,201

Loss from Operations	(26,864)	(166,201)

Other Income (Expense)
Interest expense- derivative	4,873,175	(11,623,033)
Other (Income) Expense	4,873,175	(11,623,033)

Profit (Loss)	4,846,311	(11,789,234)

Interest Income	1,260	-

Net Profit (Loss)	4,847,571	(11,789,234)

Net Profit (Loss) per Common Share basic	$0.03	$(0.11)

Weighted average common shares outstanding	174,252,818	107,081,164

Net loss per commoin share basic and fully diluted	$0.01	$(0.11)

Weighted average common shares outstanding and fully diluted	542,098,826	107,081,164

The accompanying notes are an integral part of these financial statements

NANO LABS CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT

					Common	Additional	(restated)	Total
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balance June 30, 2012	-	$-	179,125,000	$179,125	$-	$197,341	$(585,481)	$(209,015)

Debt Frogiveness	-	-	-	-	-	209,015	-	209,015

Shares issuable asset purchase agreement	-	-	-	-	101,000	(101,000)	-	-

Share repurchases from related party	-	-	(76,000,000)	(76,000)	-	76,000	-	-

Net loss	-	-	-	-	-	-	(10,194,010)	(10,194,010)

Balance June 30, 2013	-	$-	$103,125,000	$103,125	$101,000	$381,356	$(10,779,491)	$(10,194,010)

Shares issed for purchase agreement	-	-	101,000,000	101,000	(101,000)	-	-	-

Shares recinded			(101,000,000)	(101,000)		101,000		-

Net loss	-	-	-	-	-	-	(47,769,955)	(47,769,955)

Balance June 30, 2014	-	$-	$103,125,000	$103,125	$-	$482,356	$(58,549,446)	$(57,963,965)

Shares issued for joint venture agreement	-	-	100,000,000	100,000		(100,000)		-

Shares issued for debt conversion	-	-	38,067,385	38,067		270,363		308,430

Derivative liability reclassified	-	-	-	-	-	17,756,593	-	17,756,593

Net Income	-	$-	-	-			$4,847,571	$4,847,571
Balance September 30, 2014	-	-	241,192,385	241,192	-	18,409,312	(53,701,875)	(35,051,371)

The accompanying notes are an integral part of these financial statements

NANO LABS CORP.
STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2014	2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$4,847,571	$(11,789,234)
Adjustments to reconcile net loss to net cash used by operating activities:
Derivative interest	(4,873,175)	11,623,033
Changes in operating assets and liabilities:
(Increase) in Notes Receivable	(1,260)	-
Accounts payable and accrued expenses	1,072	(5,197)
NET CASH USED IN OPERATING ACTIVITIES	(25,792)	(171,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(1)	-
Proceeds from issuance of convertible notes payable	27,774	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,773	150,000

NET CHANGE IN CASH	1,981	(21,398)

Cash at beginning of the period	-	28,196

Cash at end of the period	$1,981	$6,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

NANO LABS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Nano Labs Corp. (the “Company”), formerly Colorado Ceramic Tile, Inc., was incorporated in the State of Colorado on March 27, 1995.

The Company currently intends to acquire for its own use or licensing to others coatings and laminates made from microscopic particles known as “nanotechnology.”

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimate of fair value of share based payments and derivative instruments and recorded debt discount, valuation of deferred tax assets and valuation of in-kind contribution of services and interest.

(b) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and June 30, 2014, the Company had no cash equivalents.

(c) Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share” basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

(d) Operating Leases

The Company leases approximately 300 square feet of space under a annual lease signed in November 2013. The rent expense under this lease for the three months ended September 30, 2014 was $1,200.

(e) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(f) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(g) Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from m selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

•	Level 1 - quoted market prices in active markets for identical assets or liabilities.

•

Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's financial instruments consist of accounts payable, accrued expenses, and convertible notes payable - The carrying amount of the Company's financial instruments approximates their fair value as of September 30, 2014 and June 30, 2014, due to the short-term nature of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3.

(h) Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

(i) Stock-Based Compensation - Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

(j) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities).

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

The Company has 15 convertible notes equaling $950,294. The notes are convertible at between 50% a of the market price of the stock. The Company has calculated a derivative liability which at September 30, 2014 was $34,044,522 under the Black Sholes module. The assumptions used were a volatility rate of 654.31%, a risk free interest factor of .20% and an expected return of 0 to 1 year.

Convertible notes that ceased in becoming derivative liabilities are charged to additional paid in capital.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As of September 30, 2014, the Company had an accumulated deficit of $53,701,875, and negative equity of $35,051,371. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 - NOTE RECEIVABLE

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

2014- $400

Consulting Agreement

There are no consulting or employment agreements in force.

NOTE 7 - STOCKHOLDERS’ EQUITY

Common and preferred shares authorized

The Company is authorized 500,000,000 shares of common stock with $0.001 par value and 10,000,000 shares of preferred stock with $0.001 par value.

Common shares issued

In August of 2014 the Company issued 100,000,000 shares of common stock for a joint venture owned in part by a related party. The Company placed no value on this agreement which was charged to additional paid in capital. The Company also issued 38,067,385 shares for reduction of convertible debt of $308,430.

NOTE 8 - STOCK OPTIONS

1.

On October 1, 2013 the Company board of directors approved a board resolution authorizing the Company to issue a total of 15,000,000 stock options; 2,000,000 of these options were issued to four consultants for services to the Company. The options begin vesting on October 1, 2013 and terminate October 1, 2015. The stock options have an option price of .40

NOTE 9 - INCOME TAX

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

NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its Balance Sheet as of September 30, 2014, its Statement of Operations for the three months ended September 30, 2014, its Statement of Cash Flows for the period ended September 30, 2014, and it’s Statements of Stockholders’ Equity to account properly for an investment in a JV. The Company also recalculated the derivative liability related to convertible debt outstanding.

The following are previously recorded and restated balances as of September 30, 2014 and for the period ended September 30, 2014.

NANO LABS CORP.

BALANCE SHEETS

	September 30, 2014
	Originally
ASSETS	Reported	Restated	Difference
Current Assets:
Cash	1,981	1,981
Loan Receivable	$101,480	$102,740	$1,260

Total current assets	103,461	104,721	1,260
Investment in JV	155,000	-	(155,000)
Total Assets	$258,461	$104,721	(153,740)

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$161,276	$161,276	-

Convertible notes payable	950,294	950,294	-
Derivative Liability	46,785,958	34,044,522	(12,741,436)
Accrued interest payable	-	-	-
	47,897,528	35,156,092	(12,741,436)

Total current liabilities	47,897,528	35,156,092	(12,741,436)

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued or outstanding at September 30, 2014	-	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 241,192,38 shares issued and outstanding	241,192	241,192	-
Common stock issuable	-	-	-
Additional paid-in capital	807,719	18,409,312	17,601,593
Accumulated deficit	(48,687,978)	(53,701,875)	(5,013,897)
Total stockholders' deficit	(47,639,067)	(35,051,371)	12,587,696

Total liabilities and stockholders' deficit	$258,461	$104,721	(153,740)

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.

STATEMENTS OF OPERATIONS

	For the period ended September 30, 2014
	Originally
	Reported	Restated	Difference
Sales	$-	$-	-
Cost of goods sold	-	-	-
Gross Margin	-	-	-

Operating Expenses

General and administrative	20,922	20,922	-
Professional Fees	5,360	5,360	-
Travel	582	582	-

Total operating expenses	26,684	26,684	-

Loss from Operations	(26,684)	(26,684)	-

Other Income (Expenses)
Derivative	9,888,332	4,873,175	(5,015,157)
Interest	-	1,260	1,260
Other income (expenses)	9,888,332	4,874,435	(5,013,897)

Income before Income Taxes	9,888,332	4,847,571	(5,013,897)

Provision for income tax	-	-	-

Net Income	$9,888,332	$4,847,571	(5,013,897)
	-	-	-

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.

STATEMENTS OF CASH FLOWS

	For the Three Months September 30, 2014
	Originally
	Reported	Restated	Difference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,861,468	$4,847,571	(5,013,897)
Adjustments to reconcile net loss to net cash used by operating activities:
Derivative interest	(9,888,332)	(4,873,175)	5,015,157
Debt forgiveness	-	-	-
Changes in operating assets and liabilities:
Discontinued operations	-	-	-
(Increase) in Notes Receivable	-	(1,260)	(1,260)
Accounts payable and accrued expenses	1,072	1,072	-
NET CASH USED IN OPERATING ACTIVITIES	(25,792)	(25,792)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft		(1)	(1)
Proceed from convertible notes payable	27,774	27,774	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,774	27,773	(1)

NET CHANGE IN CASH	1,982	1,981	(1)

Cash at beginning of the period	-	-	-

Cash at end of the period	$1,982	$1,981	(1)
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 11 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for three month period ended September 30, 2014 is being amended to include restated financial statements that have been  reviewed by our auditor. We have not nor do we intend to engage a new auditor.

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

Three Month Period Ended September 30, 2014 Compared to Three Month Period Ended September 30, 2013.

Our net income for the three month period ended September 30, 2014 was $4,847,571 compared to a net loss of ($11,789,234) during the three month period ended September 30, 2013. We generated no revenue for the three month periods ended September 30, 2014 and September 30, 2013, respectively.

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

During the three month period ended September 30, 2014, we incurred other income (expense) of $4,873,175 relating to interest expense - derivative associated with the derivative liability on our outstanding convertible notes. This resulted in a profit of $4,8 46,311 during the three month period ended September 30, 2014 compared to loss of ($11,789,234) during the three month period ended September 30, 2014.

During the three month period ended September 30, 2014, we realized interest income in the amount of $1,260 (2013: $-0-).

Therefore, our net income and income per share during the three month period ended September 30, 2014 was $4,847,571 or $0.03 per share compared to a net loss and loss per share of ($11,789,234) or ($0.11)  per share during the three month period ended September 30, 2013. Net profit increased substantially during the three month period ended September 30, 2014 as compared to September 30, 2013 as a result of the other income attributable to the outstanding convertible notes payable. The weighted average number of shares outstanding was 542,098,826 and 107,081,164 for the three month periods ended September 30, 2014 and September 30, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, our current assets were $104,721 and our current liabilities were $35,156,092 , which resulted in a working capital deficit of $35,051,371. As of September 30, 2014, current assets were comprised of $1,981 in cash and $102,740 in loan receivable. As of September 30, 2014, current liabilities were comprised of: (i) $161,276 in accounts payable; (ii) $950,294 in convertible notes payable; and (iii) $34,044,522 in derivative liability. See " -- Material Commitments".

As of September 30, 2014, our total assets were $104,721 comprised of current assets. The slight decrease in total assets during the three month period ended September 30, 2014 from fiscal year ended June 30, 2014 was primarily due to the decrease in cash of $1,981.

As of September 30, 2014, our total liabilities were $35,156,092 comprised entirely of current liabilities. The decrease in liabilities during the three month period ended September 30, 2014 from fiscal year ended June 30, 2014 was primarily due to the decrease in the derivative liability of $22,629,768 .

Stockholders’ deficit decreased from ($57,963,965) as of June 30, 2014 to ($35,051,371) as of September 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended September 30, 2014, net cash flows used in operating activities was ($25,792) compared to ($171,398) for the three month period ended September 30, 2013. Net cash flows used in operating activities consisted primarily of net income of $4,847,571 (2013: ($11,789,234), which was adjusted by ($4,873,175) (2013: $11,623,033) of derivative interest calculated from the outstanding convertible notes. Net cash flows used in operating activities was further changed by an increase of $1,260 (2013: $-0-) in notes receivable and $1,072 (2013: $5,197) in accounts payable and accrued expenses.

Cash Flows from Investing Activities

For the three month period ended September 30, 2014 and September 30, 2013, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended September 30, 2014, net cash flows provided from financing activities was $27,773 compared to $150,000 for the three month period ended September 30, 2013. Cash flows from financing activities for the three month period ended September 30, 2014 consisted of $27,774 in proceeds from convertible notes payable (which was offset by $1.00 for cash overdraft) compared to $150,000 in proceeds from convertible notes for the three month period ended September 30, 2013.

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

Nano Labs Inc. a Colorado corporation

February 11, 2015	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Executive Officer Director

February 11, 2015	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Financial Officer/Principal Accounting Officer Director

