Form 10-Q
period 2014-12-31
Nano Labs Corp.
filed 2015-02-17
CIK 1497572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 11, 2015
Common Stock, $0.001	241,192,385

NANO LABS CORP.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2014

2

PART I

ITEM 1. FINANCIAL STATEMENTS

NANO LABS CORP.

BALANCE SHEETS

	December 31,	June 30,
	2014	2014
ASSETS
CURRENT ASSETS
Cash	$-	$-
Loan Receivable	104,000	101,480

Total current assets	104,000	101,480

Total Assets	$104,000	$101,480

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$186,170	$160,204
Cash Overdraft	133	1
Notes payable	3,000	-
Convertible notes payable	950,294	1,230,950
Derivative Liability	38,619,785	56,674,290
Accrued interest payable	-	-
	39,759,382	58,065,445

Total current liabilities	39,759,382	58,065,445

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued or outstanding at December 31, 2014 and June 30, 2014, respectively.	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 241,192,385 and 103,125,000 shares issued at December 31, 2014 and June 30, 2014, respectively.	241,192	103,125
Common stock issuable	-	-
Additional paid-in capital	18,409,312	482,356
Accumulated deficit	(58,305,886)	(58,549,446)
Total stockholders' deficit	(39,655,382)	(57,963,965)

Total liabilities and stockholders' deficit	$104,000	$101,480

The accompanying notes are an integral part of these financial statements.

 NANO LABS CORP.

STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross Margin	-	-	-	-

Operating Expenses
Consulting	-	33,494	-	136,965
General and administrative	25,978	51,910	46,900	90,730
Professional Fees	3,590	34,407	8,950	45,367
Travel	439	14,007	1,022	21,957
Wages	-	17,732	-	22,732
Total operating expenses	30,007	151,550	56,872	317,751

Loss from Operations	(30,007)	(151,550)	(56,872)	(317,751)

Other income (Expense)
Interest expense- derivative	(4,575,263)	(5,745,424)	297,912	(17,368,457)
Loss on sale to subsidiary	-	-	-	-
Other income (expenses)	(4,575,263)	(5,745,424)	297,912	(17,368,457)

Profit (Loss)	(4,605,270)	(5,896,974)	241,040	(17,686,208)

Interest Income	1,260	-	2,520	-

Net Profit (Loss)	$(4,604,010)	$(5,896,974)	$243,560	$(17,686,208)

Net income (loss) per common share-basic	$(0.02)	$(0.03)	$-	$(0.09)

Weighted average common shares outstanding-basic	241,192,385	204,125,000	204,704,589	187,476,648

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Common	Additional	(restated)	Total
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balance June 30, 2013	-	$-	103,125,000	$103,125	$101,000	$381,356	$(10,779,491)	$(10,194,010)

Shares issued for purchase agreement	-	-	101,000,000	101,000	(101,000)	-	-	-

Shares cancelled	-	-	(101,000,000)	(101,000)	-	101,000	-	-

Net loss	-	-	-	-	-	-	(47,769,955)	(47,769,955)

Balance June 30, 2014	-	-	103,125,000	103,125	-	482,356	(58,549,446)	(57,963,965)

Shares issued for JV	-	-	100,000,000	100,000	-	(100,000)	-	-

Shares issued for debt conversion	-	-	38,067,385	38,067	-	270,363	-	308,430
Derivative liability reclassified	-	-	-	-	-	17,756,593	-	17,756,593

Net Profit	-	-	-	-	-	-	243,560	243,560

Balance December 31, 2014	-	$-	241,192,385	$241,192	-	$18,409,312	$(58,305,886)	$(39,655,382)

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.

STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$243,560	$(17,686,208)
Adjustments to reconcile net loss to net cash used by operating activities:
Derivative interest	(297,912)	17,368,457
Debt forgiveness	-	-
Changes in operating assets and liabilities:
(Increase) in Notes Receivable	(2,520)	-
Related party payables	-	-
Accounts payable and accrued expenses	25,966	16,328
NET CASH USED IN OPERATING ACTIVITIES	(30,906)	(301,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan Received and Cash overdraft	3,132	-
Proceed from convertible notes payable	27,774	280,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,906	280,000

NET CHANGE IN CASH	-	(21,423)

Cash at beginning of the period	-	101,480

Cash at end of the period	$-	$80,057

SUPPLEMENTAL DISCLOSURE OFCASH FLOWS INFORMATION:

Interest paid	$-	$-
Income tax paid	$-	$-

 The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and June 30, 2014, the Company had no cash equivalents.

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

(d) Operating Leases

The Company leases approximately 300 square feet of space under a annual lease signed in November 2014 The rent expense under this lease for the six months ended December 31, 2014 was $2,400.

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

The Company's financial instruments consist of accounts payable, accrued expenses, and convertible notes payable - The carrying amount of the Company's financial instruments approximates their fair value as of December 31, 2014 and June 30, 2014, due to the short-term nature of these instruments.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.The Company uses historical data to estimate holder’s expected exercise behavior.If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE

The Company has 15 convertible notes equaling $950,294. The notes are convertible at 50% of the market price of the stock. The Company has calculated a derivative liability which at December 31, 2014 was $38,619,785 under the Black Sholes module. The assumptions used were a volatility rate of 654.31%, a risk free interest factor of .20% and an expected return of 0 to 1 year.

Convertible notes that ceased in becoming derivative liabilities are charged to additional paid in capital.

NOTE 3A - NOTES PAYABLE

In the second quarter of the year the Company received $3,000 in loans due upon demand without interest for working capital purposes.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As of December 31, 2014, the Company had an accumulated deficit of $58,305,886, and negative equity of $39,655,382. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 6 - COMMITMENTS & CONTIGENCIES

Office Lease

On November 1, 2014, the Company signed a one year lease to occupy office space in suite 916 of the Ford Building at 615 Griswold, Detroit, Michigan. The lease requires a $400 deposit and monthly payments of $400.

Minimum future rental payments under the agreement are as follows:

2014 - $800

2015 - $4,000

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

NOTE 8 - STOCK OPTIONS

1.

On October 1, 2013 the Company board of directors approved a board resolution authorizing the Company to issue a total of 15,000,000 stock options; 2,000,000 of these options were issued to four consultants for services to the Company. The options begin vesting on October 1, 2013 and terminate October 1, 2015. The stock options have an option price of .40.

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

NANO LABS CORP.

BALANCE SHEETS

	September 30, 2014
	Originally
ASSETS	Reported	Restated	Difference
Current Assets:
Cash	1,981	1,981	-
Loan Receivable	$101,480	$102,740	$1,260

Total current assets	103,461	104,721	1,260
Investment in JV	155,000	-	(155,000)
Total Assets	$258,461	$104,721	(153,740)

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$161,276	$161,276	$-
Convertible notes payable	950,294	950,294	-
Derivative Liability	46,785,958	34,044,522	(12,741,436)
Accrued interest payable	-	-	-
	47,897,528	35,156,092	(12,741,436)

Total current liabilities	47,897,528	35,156,092	(12,741,436)

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued or outstanding at September 30, 2014	-	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 241,192,38 shares issued and outstanding	241,192	241,192	-
Common stock issuable	-	-	-
Additional paid-in capital	807,719	18,409,312	17,601,593
Accumulated deficit	(48,687,978)	(53,701,875)	(5,013,897)
Total stockholders' deficit	(47,639,067)	(35,051,371)	12,587,696

Total liabilities and stockholders' deficit	$258,461	$104,721	$(153,740)

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.

STATEMENTS OF OPERATIONS

	For the period ended September 30, 2014
	Originally
	Reported	Restated	Difference
Sales	$-	$-	-
Cost of goods sold	-	-	-
Gross Margin	-	-	-

Operating Expenses

General and administrative	20,922	20,922	-
Professional Fees	5,360	5,360	-
Travel	582	582	-

Total operating expenses	26,864	26,864	-

Loss from Operations	(26,864)	(26,864)	-

Other Income (Expenses)
Derivative	9,888,332	4,873,175	(5,015,157)
Interest	-	1,260	1,260
Other income (expenses)	9,888,332	4,874,435	(5,013,897)

Income before Income Taxes	9,861,468	4,847,571	(5,013,897)

Provision for income tax	-	-	-

Net Income	$9,861,468	$4,847,571	(5,013,897)

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

Submission of Matters to a Vote of Security Holders

On December 12, 2014, our majority shareholders approved an amendment to our articles of incorporation increasing our shares of common stock from 500,000,000 shares of common stock, par value $0.001, to 10,000,000,000 shares of common stock, par value $0.001 (the "Amendment") . Pursuant to our Bylaws and the Colorado Revised Statutes, a vote by the holders of at least a majority of our outstanding shares is required to effect the Amendment. Our articles of incorporation do not authorize cumulative voting. As of the record date of December 12, 2014, we had 241,192,385 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 127,931,446 votes, which represents approximately 53.04% of the voting rights associated with our shares of common stock. The consenting stockholders voted in favor of the Amendment described herein in a written consent dated December 12, 2014.

On January 12, 2015, we filed a definitive information statement under Section 14(c) with the Securities and Exchange Commission (the "Definitive Information Statement"), which was mailed to our shareholders providing notice of the Amendment. The shareholders holding a majority of our total issued and outstanding common stock approved the Amendment.

The purpose of the increase in authorized share capital is to make available additional shares of common stock for issuance for general corporate purposes, including those contemplated by various licensing agreement, our prospective business operations and subsequent financing activities, without the requirement of further action by our shareholders. The Board of Directors has considered potential uses of the additional authorized shares of common stock, which may include the seeking of additional equity financing through public or private offerings, establishing additional employee or director equity compensation plans or arrangements or for other general corporate purposes. Increasing the authorized number of shares of our common stock will provide us with greater flexibility and allow the issuance of additional shares of common stock in most cases without the expense or delay of seeking further approval from the shareholders. We are at all times investigating additional sources of financing which the Board of Directors believes will be in our best interests and in the best interests of our shareholders. However, there are no definitive agreements in place regarding future issuances.

The shares of common stock do not carry any pre-emptive rights. The Amendment will not of itself cause any changes in our capital accounts.

The increase in authorized share capital will not have any immediate effect on the rights of existing shareholders. However, the Board of Directors will have the authority to issue authorized shares of common stock without requiring future approval from the shareholders of such issuances, except as may be required by applicable law or exchange regulations. To the extent that additional authorized shares of common stock are issued in the future, they will decrease the existing shareholders' percentage equity ownership interests and, depending upon the price at which such shares of common stock are issued, could be dilutive to the existing shareholders. Any such issuance of additional shares of common stock could have the effect of diluting the earnings per share and book value per share of outstanding shares of our common stock.

One of the effects of the increase in authorized share capital may be to enable the Board of Directors to render it more difficult to or discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of present management. The Board of Directors would, unless prohibited by applicable law, have additional shares of common stock available to effect transactions (including private placements) in which the number of our outstanding shares would be increased and would thereby dilute the interest of any party attempting to gain control of us. Such action, however, could discourage an acquisition of us which our shareholders might view as desirable.

Amendment to Articles of Incorporation

Effective December 12, 2014, our Board of Directors and the majority shareholders approved the Amendment. The Amendment was filed with the Secretary of State of Colorado on February 4, 2015.

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

Nanotechnology is the manipulation of matter on an atomic and molecular scale. A generalized description of nanotechnology was established by the National Nanotechnology Initiative, which defines nanotechnology as the manipulation of matter with at least one dimension sized from 1 to 100 nanometers. This definition reflects the fact that quantum mechanical effects are important at this quantum-realm scale, and so the definition pertains to a research category inclusive of all types of research and technologies that deal with the special properties of matter that occur below the given size threshold. It is therefore common to see the plural form "nanotechnologies" as well as "nanoscale technologies" to refer to the broad range of research and applications whose common trait is size. Because of the variety of potential applications (including industrial and military), governments have invested billions of dollars in nanotechnology research. Through its National Nanotechnology Initiative, the USA has invested 3.7 billion dollars. The European Union has invested 1.2 billion and Japan 750 million dollars. See "The Daily Star (Bangladesh April 17, 2012)."

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

Six Month Period Ended December 31, 2014 Compared to Six Month Period Ended December 31, 2013.

Our net profit for the six month period ended December 31, 2014 was $243,560 compared to a net loss of ($17,686,208) during the six month period ended December 31, 2013. We generated no revenue for the six month periods ended December 31, 2014 and December 31, 2013, respectively.

During the six month period ended December 31, 2014, we incurred operating expenses of $56,872 compared to $317,751 incurred during the six month period ended December 31, 2013, a decrease of $260,879. During the six month period ended December 31, 2014, operating expenses consisted of: (i) consulting fees of $-0- (2013: $136,965); (ii) general and administrative of $46,900 (2013: $90,730); (iii) professional fees of $8,950 (2013: $45,367); (iv) travel of $1,022 (2013: $21,957); and (v) wages of $-0- (2014: $22,732). General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, legal, auditor, edgarizing and transfer agent fees.

Loss from operations for the six month period ended December 31, 2014 was ($56,872) compared to loss from operations of ($317,751) during the six month period ended December 31, 2013. Operating expenses increased during the six month period ended December 31, 2014 generally due to decreased general and administrative, consulting, professional fees and wages based upon a decrease in scope and scale of business operations.

During the six month period ended December 31, 2014, we incurred other income (expense) of $297,912 relating to interest income - derivative associated with the derivative liability on our outstanding convertible notes compared with ($17,368,457) relating to interest expense - derivative associated with the derivative liability on our outstanding convertible notes. This resulted in a profit of $241,040 during the six month period ended December 31, 2014 compared to loss of ($17,686,208) during the six month period ended December 31, 2014.

During the six month period ended December 31, 2014, we realized interest income in the amount of $2,520 (2013: $-0-).

Therefore, our net income and income per share during the six month period ended December 31, 2014 was $243,560 or $0.00 per share compared to a net loss and loss per share of ($17,686,208) or ($0.09) per share during the six month period ended December 31, 2013. Net profit increased during the six month period ended December 31, 2014 as compared to December 31, 2013 as a result of the other income attributable to the outstanding convertible notes payable. The weighted average number of shares outstanding was 204,704,589 and 187,476,648 for the six month periods ended December 31, 2014 and December 31, 2013, respectively.

Three Month Period Ended December 31, 2014 Compared to Three Month Period Ended December 31, 2013.

Our net loss for the three month period ended December 31, 2014 was ($4,604,010) compared to a net loss of ($5,896,974) during the three month period ended December 31, 2013. We generated no revenue for the three month periods ended December 31, 2014 and December 31, 2013, respectively.

During the three month period ended December 31, 2014, we incurred operating expenses of $30,007 compared to $151,550 incurred during the three month period ended December 31, 2013, a decrease of $121,543. During the three month period ended December 31, 2014, operating expenses consisted of: (i) consulting fees of $-0- (2013: $33,494); (ii) general and administrative of $25,978 (2013: $51,910); (iii) professional fees of $3,590 (2013: $334,407); (iv) travel of $439 (2013: $14,007); and (v) wages of $-0- (2014: $17,732). General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, legal, auditor, edgarizing and transfer agent fees.

Loss from operations for the three month period ended December 31, 2014 was ($30,007) compared to loss from operations of ($151,550) during the three month period ended December 31, 2013. Operating expenses increased during the three month period ended December 31, 2014 generally due to decreased consulting, professional fees and wages based upon a decrease in scope and scale of business operations.

During the three month period ended December 31, 2014, we incurred other income (expense) of ($4,575,263) relating to interest expense - derivative associated with the derivative liability on our outstanding convertible notes. This resulted in a loss of ($4,605,270) during the three month period ended December 31, 2014 compared to loss of ($5,896,974) during the three month period ended December 31, 2014.

During the three month period ended December 31, 2014, we realized interest income in the amount of $1,260 (2013: $-0-).

Therefore, our net income and income per share during the three month period ended December 31, 2014 was ($4,604,010) or ($0.02) per share compared to a net loss and loss per share of ($5,896,974) or ($0.03) per share during the three month period ended December 31, 2013. Net profit decreased during the three month period ended December 31, 2014 as compared to December 31, 2013 as a result of the other expense attributable to the outstanding convertible notes payable. The weighted average number of shares outstanding was 241,192,385 and 204,125,000 for the three month periods ended December 31, 2014 and December 31, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, our current assets were $104,721 and our current liabilities were $39,759,382, which resulted in a working capital deficit of $39,654,664. As of December 31, 2014, current assets were comprised of $104,000 in loan receivable. As of December 31, 2014, current liabilities were comprised of: (i) $186,170 in accounts payable; (ii) $133 in cash overdraft; (iii) $3,000 in notes payable; (iv) $950,294 in convertible notes payable; and (v) $38,619,785 in derivative liability. See " -- Material Commitments".

As of December 31, 2014, our total assets were $104,000 comprised of current assets. The slight increase in total assets during the six month period ended December 31, 2014 from fiscal year ended June 30, 2014 was primarily due to the increase in loan receivable of $2,520.

As of December 31, 2014, our total liabilities were $39,759,382 comprised entirely of current liabilities. The decrease in liabilities during the six month period ended December 31, 2014 from fiscal year ended June 30, 2014 was primarily due to the decrease in the derivative liability of $18,054,505.

Stockholders’ deficit decreased from ($57,963,965) as of June 30, 2014 to ($39,655,382) as of December 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2014, net cash flows used in operating activities was ($30,906) compared to ($301,423) for the six month period ended December 31, 2013. Net cash flows used in operating activities consisted primarily of net income of $243,560 (2013: ($17,686,208), which was adjusted by ($297,912) (2013: $17,368,457) of derivative interest calculated from the outstanding convertible notes. Net cash flows used in operating activities was further changed by an increase of $2,520 (2013: $-0-) in notes receivable and a decrease of $25,9661,072 (2013: $16,328) in accounts payable and accrued expenses.

Cash Flows from Investing Activities

For the six month period ended December 31, 2014 and December 31, 2013, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended December 31, 2014, net cash flows provided from financing activities was $30,906 compared to $280,000 for the six month period ended December 31, 2013. Cash flows from financing activities for the six month period ended December 31, 2014 consisted of $3,132 in loan received and cash overdraft and $27,774 in proceeds from convertible notes payable compared to $280,000 in proceeds from convertible notes for the six month period ended December 31, 2013.

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

MATERIAL COMMITMENTS

Convertible Notes

During January 2015, our Board of Directors authorized the execution of certain convertible promissory notes as described below. We received the funding in accordance with the respective convertible notes on approximately January 28, 2015. The convertible notes were entered into on our behalf in order to provide working capital (collectively, the "Convertible Notes"):

(i) 8% convertible redeemable note due January 5, 2016 and dated January 5, 2015 issued to LG Capital Funding LLC ("LG Capital Funding") in the principal amount of $42,000.00 (the 8% Convertible Note"), which provides that: (a) LG Capital Funding is entitled at its option at any time after 180 days to convert all or any amount of the principal face amount then outstanding into shares of our common stock at a price for each share of common stock equal to 60% of the lowest trading price of our common stock as reported on the OTCQB exchange for the ten prior trading days (the "Conversion Price"); (b) interest on any unpaid principal balance of the 8% Convertible Note shall be paid at the rate of 8% per annum, which interest shall be paid in shares based on the formula described above; (c) during the first 180 days after the 8% Convertible Note has been issued, it may be prepaid at 150% of the face amount plus any accrued interest and the 8% Convertible Note may not be prepaid after the 180th day; and (d) we shall issue irrevocable transfer agent instructions reserving 17,610,000 shares of our common stock for potential conversions under this 8% Convertible Note.

(ii) convertible note dated January 8, 2015 issued to Black Mountain Equities Inc. ("Black Mountain") in the principal amount of $27,500 (the "Convertible Note"), which provides that: (a) the maturity date shall be two years from date of loan of consideration by Black Mountain; (b) a one-time interest charge of 10% shall be applied on the issuance date of the Convertible Note on the principal amount; (c) the Convertible Note and accrued interest may be converted at any time on or after the issuance of the Convertible Note at a conversion price equal to the lesser of $0.02 or 60% of the lowest trade occuring during the ten consecutive trading days immediatelky preceding the conversion date (the "Conversion Price"); (d) if we fail to issue and deliver to Black Mountain via DWAC the number of shares of common stock to which Black Mountain is entitled upon such conversion (a "Conversion Failure"), the original principal amount of the Convertible Note shall increase by $500 per day until we issue and deliver a certificate to or credits the account of Black Mountain for the number of shares of common stock to which Black Mountain is entitled; (e) if we fail to deliver to Black Mountain the shares of common stock per conversion and if Black Mountain incurs a market price loss, then at any time subsequent to incurring the loss Black Mountain may provide us written notice indicating the amounts payable to Black Mountain in respect of the market price loss and we must make Black Mountain whole by either paying such loss in cash or adding to the principal amount then due and owing where "market price loss = [(high trade price for the period between the day of conversion and the day the shares clear in Black Mountain's brokerage account) X (number of shares receivable from the conversion)] - [(net sales price realized by Black Mountain) X (number of shares receivable from the conversion)]; (f) in the event conversion shares are not delivered via DWAC, an additional 10% discount to the Conversion Price shall apply; (g) in the event we fail to maintain our DTC eligibility or if the Conversion Price is less than $0.01, the principal amount of the Convertible Note shall increase by $10,000 and the Conversion Price shall be redefined to equal the lesser of $0.01 or 50% of the lowest trade occuring during the 25 consecutive trading days immediately preceding the conversion; (h) no conversions shall be effected if such conversion results in Black Mountain holding in excess 4.99% of the total number of shares of common stock issued and outstanding; (i) at any time within ninety days immediately following the issuance of the Convertible Note, we shall have the option upon ten business day notice to Black Mountain, to pre-pay the entire remaining outstanding principal amount in cash provided that we shall pay Black Mountain 145% of the outstanding balance and such amount must be paid in cash on the next business day (notwithstanding that Black Mountain may still convert until such prepayment amount has been received in full; and (j) we shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the Convertible Note and failure to do so will result in liquidated damages of 25% of the outstanding principal balance.

(iii) convertible promissory note dated January 14, 2015 issued to KBM Worldwide Inc. ("KBM") in the principal amount of $38,000 (the "KBM Convertible Note"), which provides: (a) interest accrues ast the rate of 8% per annum; (b) KBM shall have the right beginning on the daste which is 180 days following issuance date to convert all or any part of the outstanding balance due and owing including accrued interest into shares of our common stock at a conversion price of 58% multiplied by the market price (meaning a 42% discount) with market price defined as the average of the lowest three trading prices for the common stock during the fifteen trading day period (the "Conversion Price"); (c) in the event of a conversion, we shall deliver the shares to KBM via Fast Automated Securities Transfer ("FAST Program") and failure to timely deliver shall result in a fee of $2,000 per day for each day that we fail to deliver such shares of common stock to KBM; (d) no conversions shall be effected if such conversion results in KBM holding in excess 4.99% of the total number of shares of common stock issued and outstanding; and (e) we shall have the right to prepay the KBM Convertible Note, including accrued interest, based on the following prepayment percentages: (i) 120% during time from issuance through 30th day following issuance; (ii) 125% during time from 31 days following issuance through 60th day; (iii) 130% during time from 61 days following issuance through 90th day; (iv) 135% during time from 91 days following issuance through 120th day; (v) 140% during time 121 days following issuance through 150th day; and (vi) 145% during time 151 days following issuance through 180th day, after which there shall be no right to prepayment.

The Company has fifteen other convertible notes totaling $950,294. The notes are convertible at 50% of the market price of the stock. We have calculated a derivative liability which at December 31, 2014 was $38,619,785 under the Black Sholes module.

Convertible notes that ceased in becoming derivative liabilities were charged to additional paid in capital.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of December 31, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

In September of 2013, we issued an aggregate of 101,000,000 shares of unregistered common stock to Dr. Castano pursuant to the Asset Purchase Agreement. These shares were returned to treasury. During the six month period ended December 31, 2014 and to current date, we issued an aggregate 138,067,385 shares of our common stock as follows:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SATEFY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

NON RELIANCE ON PREVIOUSLY ISSUED FINANCIAL STATEMENTS OR A RELATED AUDIT REPORT OF COMPLETED INTERIM REVIEW.

On approximately December 15, 2014, our Board of Directors was advised by our independent public accountants, Terry L. Johnson, CPA (“Johnson”), that our financial statements for the three month period ended September 30, 2014 as filed with the Securities and Exchange Commission on Form 10-Q (the “Financial Statements”) could not be relied upon. The Financial Statements were not reviewed by Johnson.

As a result, our Board of Directors concluded on December 15, 2014 that our previously filed Financial Statements for the three month period ended September 30, 2014 could not be relied upon based upon the fact that the Financial Statements were not reviewed by Johnson.

On February 11, 2015, we filed an amendment to our Form 10-Q for the three month period ended September 30, 2014 including restated and reviewed financial statements. Our Chief Executive Officer/President discussed these matters disclosed in the filing on Form 8-K with our legal counsel on approximately December 15, 2014. The confirmation from our current independent public accountants was filed as an exhibit to the Current Report on Form 8-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)

3.1.1	Amendment to Articles of Incorporation filed with the Colorado Secretary of State on February 4, 2015. (5)

3.3	Bylaws (1)

10.1	Convertible Promissory Note dated March 31, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)

10.2	Convertible Promissory Note dated September 17, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)

10.3	Convertible Promissory Note dated December 30, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)

10.4	Convertible Promissory Note dated December 31, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)

10.5	Collaboration Agreement dated September 25, 2013 between Nano Labs Corp. and Soluciones Nanotechnolgicas S.L. (2)

10.6	Mutual Confidentiality Agreement dated April 7, 2013 between Saint-Gobain Ceramics & Plastics Inc. and Nano Labs Corp. (2)

10.7	Confidential Disclosure Agreement dated May 6, 2013 between Dentsply International Inc. and Nano Labs Corp. (2)

10.8	2013 Stock Option Plan of Nano Labs Corp. (3)

10.9	Rescission Agreement dated March 4, 2014 between Nano Labs Corp. and Dr. Victor Castano. (4)

10.10	8% Convertible Redeemable Note Due January 5, 2016 dated January 5, 2015 between Nano Labs Corp. and LG Capital Funding LLC. (6)

10.11	Convertible Note dated January 8, 2015 between Nano Labs Corp. and Black Mountain Equities Inc. (6)

10.12	Convertible Promissory Note dated January 14, 2015 between Nano Labs Corp. and KBM Worldwide Inc. (6)

16.1	Letter from KBL LLP dated May 24, 2013 incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.

16.1.2	Letter from Terry LK. Johnson CPA incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015.

31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Schema

101.cal	XBRL Taxonomy Calculation Linkbase

101.def	XBRL Taxonomy Definition Linkbase

101.lab	XBRL Taxonomy Label Linkbase

101.pre	XBRL Taxonomy Presentation Linkbase

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nano Labs Inc. a Colorado corporation

February 17, 2015	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Executive Officer Director

February 17, 2015	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Financial Officer/Principal Accounting Officer Director

