Form 10-Q
period 2015-03-31
Nano Labs Corp.
filed 2015-05-20
CIK 1497572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 19, 2015
Common Stock, $0.001	250,692,385

NANO LABS CORP.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2015

2

PART I

ITEM 1. FINANCIAL STATEMENTS

NANO LABS CORP.

BALANCE SHEETS

	March 31,	June 30,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$11,216	-
Loan Receivable	$105,233	$101,480

Total current assets	116,449	101,480

Total Assets	$116,449	$101,480

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$187,294	$160,204
Cash Overdraft	-	1
Notes payable	3,000	-
Convertible notes payable	1,021,294	1,230,950
Derivative Liability	2,795,949	56,674,290
Accrued interest payable	-	-
	4,007,537	58,065,445

Total current liabilities	4,007,537	58,065,445

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued or outstanding at March 31, 2015 and June 30, 2014, respectively	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 250,692,385 and 103,125,000 shares issued respectively at March 31, 2015
and June 30, 2014, respectively	250,692	103,125
Common stock issuable	-	-
Additional paid-in capital	55,073,772	482,356
Accumulated deficit	(59,215,552)	(58,549,446)
Total stockholders' deficit	(3,891,088)	(57,963,965)

Total liabilities and stockholders' deficit	$116,449	$101,480

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014

Sales	$-	$-
Cost of goods sold	-	-
Gross Margin	-	-

Operating Expenses
Consulting	65,325	25,430
General and administrative	30,715	60,782
Professional Fees	24,501	27,542
Travel	6,734	11,281
Wages	-	7,882
Total operating expenses	127,275	132,917

Loss from Operations	(127,275)	(132,917)

Other income (Expense)
Interest expense- derivative	(783,624)	(3,709,639)
	-	-
Other income (expenses)	(783,624)	(3,709,639)

Profit (Loss)	(910,899)	(3,842,323)

Interest Income	1,233	-

Net Profit (Loss)	$(909,666)	$(3,842,323)

Net income (loss) per common share-basic	$(0.00)	$(0.02)

Weighted average common shares outstanding-basic	245,731,274	191,780,556

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Common	Additional	(restated)	Total
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balance June 30, 2013	-	$-	103,125,000	$103,125	$101,000	$381,356	$(10,779,491)	$(10,194,010)

Shares issued for purchase agreement	-	-	101,000,000	101,000	(101,000)	-	-	-

Shares cancelled	-	-	(101,000,000)	(101,000)		101,000	-	-

Net loss	-	-	-	-	-	-	(47,769,955)	(47,769,955)

Balance June 30, 2014	-	-	103,125,000	103,125	-	482,356	(58,549,446)	(57,963,965)

Shares issued for JV	-	-	100,000,000	100,000	-	(100,000)	-	-

Shares issued for debt conversion			38,067,385	38,067		270,363		308,430

Derivative liability reclassified	-	-	-	-	-	54,364,053	-	54,364,053

Shares issued for debt conversion	-	-	9,500,000	9,500	-	57,000	-	66,500

Net Loss	-	-	-	-	-	-	(666,106)	(666,106)
Balance March 31, 2015	-	$-	250,692,385	$250,692	$-	$55,073,772	$(59,215,552)	$(3,891,088)

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.

STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(666,106)	$(21,528,531)
Adjustments to reconcile net loss to net cash used by operating activities:
Derivative interest	485,712	21,078,096
Debt forgiveness	-	-
Changes in operating assets and liabilities:
(Increase) in Notes Receivable	(3,754)	(100,233)
Related party payables	-	-
Accounts payable and accrued expenses	27,090	87,123
NET CASH USED IN OPERATING ACTIVITIES	(157,058)	(463,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	3,000	-
Proceed from convertible notes payable	165,274	437,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	168,274	437,000

NET CHANGE IN CASH	11,216	(26,545)

Cash at beginning of the period	-	28,196

Cash at end of the period	$11,216	$1,651

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements.

NANO LABS CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and June 30, 2014, the Company had no cash equivalents.

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

(d) Operating Leases

The Company leases approximately 300 square feet of space under a annual lease signed in November 2014 The rent expense under this lease for the nine months ended March 31, 2015 was $3,600.

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

The Company's financial instruments consist of accounts payable, accrued expenses, and convertible notes payable. The carrying amount of the Company's financial instruments approximates their fair value as of March 31, 2015 and June 30, 2014, due to the short-term nature of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3

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

F-7

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE

The Company has 16 convertible notes equaling $1,021,924. The notes are convertible at rates of 42% to 50% of the market price of the stock. The Company has calculated a derivative liability which at March 31, 2015 was $2,795,949 under the Black Sholes module. The assumptions used were a volatility rate of 654.31%, a risk free interest factor of .20% and an expected return of 0 to 1 year.

Convertible notes that ceased in becoming derivative liabilities are charged to additional paid in capital.

Management at March 31, 2015 remeasured their derivative liabilities under new assumptions and dates which resulted in charges to additional paid in capital and reductions in derivative liabilities.

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

As of March 31, 2015, the Company had an accumulated deficit of $59,215,552 and negative equity of $3,891,088. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 - NOTE RECEIVABLE

The Company has loaned an entity $100,000 with interest at 5% in March 2014. Repayment is due within one year and is now past due.

NOTE 6 - COMMITMENTS & CONTIGENCIES

Office Lease

On November 1, 2014, the Company signed a one year lease to occupy office space in suite 916 of the Ford Building at 615 Griswold, Detroit, Michigan. The lease requires a $400 deposit and monthly payments of $400.

Minimum future rental payments under the agreement are as follows:

2015	$4,400

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

In February of 2015 the Company issued 9,500,000 shares of stock for a reduction of debt of $66,500

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

NOTE 9 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements for the nine month period ended March 31, 2014 and March 31, 2013 contained herein have not been reviewed by our current auditors. Management is working with its accountant regarding re-calculation of its derivative liabilities contained herein. Therefore, based on re-calculation of the derivative liabilities, the financial statements herein may contain a material misstatement and cannot be relied upon. Management intends to file its Quarterly Report on Form 10-Q for March 31, 2015 within 7 business days containing reviewed financial statements, which may present revised figures in the statement of income and paid-in capital based upon the re-calculations of its derivative liabilities.

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

ET3M Group Joint Venture Collaboration Agreement

On February 28, 2015, our Board of Directors authorized the execution of that certain joint venture collaboration agreement dated February 28, 2015 for a term of ten years (the "ET3M Joint Venture Agreement") with The ET3M Group ("ET3M"), for the manufacture, distribution and commercialization of ET3M's technology consisting of an electronic circuit capable of multiplying, through a process of electronic resonance, the output of any existing standard electric power source (the "Technology"). ET3M is a technology based company presently located in Mexico which has researched and developed the Technology, which further consists of the harvesting of energy already present in the subatomic quantum fields of all matter and which is always present in infinite quantity in all of the surrounding environment, and with its addition to the Technology will harvest and generate such energy. Our management had entered into discussions with ET3M regarding application of the Technology to electronic circuits capable of generating remarkable power-savings when connected to industrial electric induction motors, owned and used at industrial plants by large international corporations (the "Power Multiplication Circuits"). Management believes that in the event ET3M develops the Power Multiplication Circuits, which would be specifically and exclusively applied to distributed power multiplication with the centralized power generation systems market, would present great business potential in the commercialization of such Power Multiplication Circuits and/of the excess energy obtained through their use.

Therefore, the parties entered into the ET3M Joint Venture Agreement. The general purpose of the ET3M Joint Venture Agreement is to: (i) design, develop, testing, manufacture and commercialize exclusively for the U.S. and Canadian markets the Power Multiplication Circuits in the application for distributed power multiplication within the centralized power generation systems market; (ii) exploit market opportunities based on the Technology and the Power Multiplication Circuits; (iii) to provide fulfillment funding through us to design, scale-up, test, obtain certifications, construct, assemble, produce and market the Power Multiplication Circuits for the harvest and use of energy in the environment and specifically in its application within the centralized power generation systems market; and (iv) to establish a joint venture entity (the "Joint Venture Company" between us and ET3M called "B3 Labs" for operational and funding requirements pertaining to the purposes above.

In accordance with the terms and provisions of the ET3M Joint Venture Agreement, the parties agreed that certain contracts in acceptable form would be entered into as follows: (i) a technology or license agreement regarding the Technology; (ii) a manufacturing contract between manufacturers and the Joint Venture Company for the exclusive manufacturing and assembly of parts; (iii) a trademark license agreement between ET3M and the Joint Venture Company for licensing of the use of the products and trademarks associated with the Technology; and (iv) assignment agreements between ET3M and us regarding the Technology.

In further accordance with the terms and provisions of the ET3M Joint Venture Agreement, the parties agreed that the Joint Venture Company would be established for a period of ten years, we and ET3M would each hold a 50% equity interest, respectively, and a four member board of directors shall be established with ET3M appointing two directors and us appointing two directors (and the removal of any one director shall require the votes of three directors). ET3M has committed to license to the Joint Venture Company the Technology and ET3M shall further assist the Joint Venture Company with: (i) product registration; (ii) efficacy UL and ASTM testing and qualifications; (iii) product summary descriptions and details; (iv) competitive industry and product review; (v) product pricing structure; (vi) market and sales strategy and structure; (vii) manufacturing advice to produce/connect samples; (viii) sampling and testing relating to product certification; (ix) laboratory quality control testing; and (x) any and all relevant staffing and hiring of consultants. Both we and ET3M have agreed that the Joint Venture Company shall reinvest at least during the first two years of existence all profits and subsequent thereto shall distribute on an equal basis by way of distributions not less than 20% of the audited after-tax net profit in relation to each financial year.

Dertek Joint Venture Collaboration Agreement

On February 20, 2015, our Board of Directors entered into that certain joint venture collaboration agreement dated February 20, 2015 (the "Dertek Joint Venture Agreement") with Tecnologia y desarrollo de energias renovables S.de R/L. de C.V. ("Dertek"), for the manufacture, distribution and marketing of Dertek's biofuel product. Dertek is a technology based company located in Mexico that has been developing a catalyst technology to produce a biofuel that could be used as a substitute for diesel fuel (the "Biofuel Technology"). After obtaining highly satisfactory pilot-test results, Dertek and the Company are moving forward into certified evaluations and scale up production of the Biofuel Technology. Management of the Company believes that the Biofuel Technology has demonstrated remarkable new properties as a fuel source. Therefore, the parties wish to establish a joint venture corporation (the "Joint Venture Corporation") called "Dertek International Technology Corp. USA" for the purpose of manufacturing, distributing and marketing of the Biofuel Technology and associated products commencing in the United States.

The general purpose of the Dertek Joint Venture Agreement is to: (i) address international market opportunities for products based on the Biofuel Technology and provide fulfillment funding to manufacture and/or to license the Technology to third markets and to market the products; (ii) establish the Joint Venture Corporation for operational and funding requirements of the project and commitment of the Biofuel Technology; and (iii) establish a marketing and sales platform for the Biofuel Technology and associated products.

In accordance with the terms and provisions of the Dertek Joint Venture Agreement, the parties agreed that certain contracts in acceptable form would be entered into as follows: (i) a distributorship agreement between Jonatan Hernandez Diaz ("Diaz") as the owner of the Biofule Technology and the Joint Venture Corporation relating to the distribution of the Biofuel Technology and associated products; (ii) a technology or patent rights transfer agreement between Diaz and the Joint Venture Corporation for the provision of the rights to the Biofuel Technology; (iii) a manufacturing agreement between certain manufacturers and the Joint Venture Corporation for the exclusive manufacturing of products associated with the Biofuel Technology; and (iv) a trademark license agreement between Diaz as the trademark owner and the Joint Venture Corporation for the licensing of the use of the Biofuel Technology and associated trademarks.

In further accordance with the terms and provisions of the Dertek Joint Venture Agreement, the parties agreed that the Joint Venture Corporation would be established for a period of twenty years, Dertek and the Company would each hold a 50% equity interest, respectively, and a four member board of directors shall be established with Dertek appointing two directors and the Company appointing two directors (and the removal of any one director shall require the votes of three directors). Dertek has committed to license to the Joint Venture Corporation the Technology and Dertek shall further assist the Joint Venture Corporation with: (i) product registration; (ii) efficacy UL and ASTM testing and qualifications; (iii) product summary descriptions and details; (iv) competitive industry and product review; (v) product pricing structure; (vi) market and sales stratgey and structure; (vii) manufacturing advice to produce samples and address initial purchase orders; (viii) building a marketing and sales team; (ix) identify and develop novel products to introduce to the marketplace that may generate source revenue; and (x) handle management and manufacturing personnel necessary to address sales and manufacturing.

We have committed to: (i) initiate a comprehensive process regarding the marketing, business development and sales of the Biofuel Technology and associated products; (ii) lead the entire process from consultation and design to delivery of the final business development team; (iii) provide fulfillment funding and marketing and sales platform; (iv) provide advance funding to execute fulfillment and all expenses related to contract, sampling, laboratory quality control testing, availability for finished product and any and all staffing.

Both we and Dertek have agreed that the Joint Venture Corporation shall reinvest at least during the first two years of existence all profits and subsequent thereto shall distribute on an equal basis by way of distributions not less than 50% of the audited after-tax net profit in relation to each financial year.

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

Nine Month Period Ended March 31, 2015 Compared to Nine Month Period Ended March 31, 2014.

Our net loss for the nine month period ended March 31, 2015 was ($666,106) compared to a net loss of ($21,528,531) during the nine month period ended March 31, 2014. We generated no revenue for the nine month periods ended March 31, 2015 and March 31, 2014, respectively.

During the nine month period ended March 31, 2015, we incurred operating expenses of $184,147 compared to $450,668 incurred during the nine month period ended March 31, 2014, a decrease of $266,521. During the nine month period ended March 31, 2015, operating expenses consisted of: (i) consulting fees of $65,325 (2014: $162,395); (ii) general and administrative of $77,615 (2014: $151,512); (iii) professional fees of $33,451 (2014: $72,909); (iv) travel of $7,756 (2014: $33,238); and (v) wages of $-0- (2014: $30,614). General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, legal, auditor, edgarizing and transfer agent fees.

Loss from operations for the nine month period ended March 31, 2015 was ($184,147) compared to loss from operations of ($450,668) during the nine month period ended March 31, 2014. Operating expenses decreased during the nine month period ended March 31, 2015 generally due to decreased consulting fees, general and administrative, professional fees and wages based upon a decrease in scope and scale of business operations.

During the nine month period ended March 31, 2015, we incurred other income (expense) of ($485,712) relating to interest income - derivative associated with the derivative liability on our outstanding convertible notes compared with ($21,078,096) relating to interest expense - derivative associated with the derivative liability on our outstanding convertible notes. This resulted in a loss of ($669,859) during the nine month period ended March 31, 2015 compared to loss of ($21,528,764) during the nine month period ended March 31, 2014.

During the nine month period ended March 31, 2015, we realized interest income in the amount of $3,753 (2014: $233).

Therefore, our net income and income per share during the nine month period ended March 31, 2015 was ($666,106) or $0.00 per share compared to a net loss and loss per share of ($21,528,531) or ($0.13) per share during the nine month period ended March 31, 2014. Net loss decreased during the nine month period ended March 31, 2015 as compared to March 31, 2014 as a result of the amount of interest expense associated with derivatives of $21,528,764 incurred during the nine month period ended March 31, 2014. The weighted average number of shares outstanding was 218,279,584 and 170,278,284 for the nine month periods ended March 31, 2015 and March 31, 2014, respectively.

Three Month Period Ended March 31, 2015 Compared to Three Month Period Ended March 31, 2014.

Our net loss for the three month period ended March 31, 2015 was ($909,666) compared to a net loss of ($3,842,323) during the three month period ended March 31, 2014. We generated no revenue for the three month periods ended March 31, 2015 and March 31, 2014, respectively.

During the three month period ended March 31, 2015, we incurred operating expenses of $127,275 compared to $132,917 incurred during the three month period ended March 31, 2014, a decrease of $5,642. During the three month period ended March 31, 2015, operating expenses consisted of: (i) consulting fees of $65,325 (2014: $25,430); (ii) general and administrative of $30,715 (2014: $60,782); (iii) professional fees of $24,501 (2014: $27,542); (iv) travel of $6,734 (2014: $11,281); and (v) wages of $-0- (2014: $7,882). General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, legal, auditor, edgarizing and transfer agent fees.

Loss from operations for the three month period ended March 31, 2015 was ($127,275) compared to loss from operations of ($132,917) during the three month period ended March 31, 2014. Operating expenses slightly decreased during the three month period ended March 31, 2015 generally due to decreased general and administrative, professional fees and wages based upon a decrease in scope and scale of business operations.

During the three month period ended March 31, 2015, we incurred other income (expense) of ($783,624) relating to interest income - derivative associated with the derivative liability on our outstanding convertible notes compared with ($3,709,639) relating to interest expense - derivative associated with the derivative liability on our outstanding convertible notes. This resulted in a loss of ($909,666) during the three month period ended March 31, 2015 compared to loss of ($3,842,323) during the three month period ended March 31, 2014.

During the three month period ended March 31, 2015, we realized interest income in the amount of $1,233 (2014: $-0-).

Therefore, our net income and income per share during the three month period ended March 31, 2015 was ($909,666) or $0.00 per share compared to a net loss and loss per share of ($3,842,323) or ($0.02) per share during the three month period ended March 31, 2014. Net loss decreased during the three month period ended March 31, 2015 as compared to March 31, 2014 as a result of the amount of interest expense associated with derivatives of $3,709,639 incurred during the three month period ended March 31, 2014. The weighted average number of shares outstanding was 245,731,274 and 191,780,556 for the three month periods ended March 31, 2015 and March 31, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, our current assets were $116,449 and our current liabilities were $4,007,537, which resulted in a working capital deficit of $3,891,088. As of March 31, 2015, current assets were comprised of $11,216 in cash and $105,233 in loan receivable. As of March 31, 2015, current liabilities were comprised of: (i) $187,294 in accounts payable; (ii) $3,000 in notes payable; (iii) $1,021,294 in convertible notes payable; and (iv) $2,795,949 in derivative liability. See " -- Material Commitments".

As of March 31, 2015, our total assets were $116,449 comprised of current assets. The slight increase in total assets during the nine month period ended March 31, 2015 from fiscal year ended June 30, 2014 was primarily due to the increase in loan receivable.

As of March 31, 2015, our total liabilities were $4,007,537 comprised entirely of current liabilities. The decrease in liabilities during the nine month period ended March 31, 2015 from fiscal year ended June 30, 2014 was primarily due to the decrease in the derivative liability of $53,878,341.

Stockholders’ deficit decreased from ($57,963,965) as of June 30, 2014 to ($3,891,088) as of March 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended March 31, 2015, net cash flows used in operating activities was ($157,058) compared to ($463,545) for the nine month period ended March 31, 2014. Net cash flows used in operating activities consisted primarily of net loss of ($666,106) (2014: ($21,528,531)), which was adjusted by $485,712 (2014: $21,078,096) of derivative interest calculated from the outstanding convertible notes. Net cash flows used in operating activities was further changed by an increase of $3,754 (2014: $100,233) in notes receivable and a decrease of $27,090 (2014: $87,123) in accounts payable and accrued expenses.

Cash Flows from Investing Activities

For the nine month period ended March 31, 2015 and March 31, 2014, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended March 31, 2015, net cash flows provided from financing activities was $168,274 compared to $437,000 for the nine month period ended March 31, 2014. Cash flows from financing activities for the nine month period ended March 31, 2015 consisted of $3,000 in proceeds from loan and $165,274 in proceeds from convertible notes payable compared to $437,000 in proceeds from convertible notes for the nine month period ended March 31, 2014.

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

The Company has an aggregate of sixteen convertible notes totaling $1,021,924. The notes are convertible at 42% to 50% of the market price of the stock. We have calculated a derivative liability which at March 31, 2015 was $2,795,949 under the Black Sholes module. Convertible notes that ceased in becoming derivative liabilities were charged to additional paid in capital.

Management at March 31, 2015 re-measured our derivative liabilities under new assumptions and dates, which resulted in charges to additional paid in capital and reduction in derivative liabilities.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of March 31, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the nine month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2015. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

In September of 2013, we issued an aggregate of 101,000,000 shares of unregistered common stock to Dr. Castano pursuant to the Asset Purchase Agreement. These shares were returned to treasury. During the nine month period ended March 31, 2015 and to current date, we issued an aggregate 138,067,385 shares of our common stock as follows:

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

On September 1, 2014, the Board of Directors authorized the further settlement of debt in the amount of $65,883.59 by the issuance of 10,135,937 shares of common stock to Mex Investments Corporation ("Mex"). We had previously issued to Mex a convertible promissory note dated October 1, 2013 in the principal amount of $70,000.00. We received that certain conversion notice dated August 5, 2014 from Mex (the “Conversion Notice”), which provided for conversion of $65,883.59 into 10,135,937 shares of our common stock at a per share price of $0.0065. The Board of Directors determined that the average trading price of our shares of common stock for the prior five business days was $0.0130 per share resulting in a 50% discounted conversion rate of $0.0065 per share, which the Board of Directors approved and authorized (the "Conversion Term"). Therefore, effective September 1, 2014, the Board of Directors authorized the issuance of a further 10,135,937 shares of common stock at a per share price of $0.0065 to Mex.

During February 2015, the Board of Directors authorized the settlement of debt in the amount of $66,500 by the issuance of 9,500,000 shares of common stock to Blackhawk Capital LLC ("Blackhawk"). We had previously issued to Asus a convertible promissory note dated September 13, 2013 in the principal amount of $275,000.00. Asus subsequently entered into that certain debt assignment dated February 17, 2015 with Blackhawk. We received that certain conversion notice dated February 17, 2015 from Blackhawk (the “Conversion Notice”), which provided for conversion of $66,500.00 into 9,500,000 shares of our common stock at a per share price of $0.007. The Board of Directors determined that the average trading price of our shares of common stock for the prior five business days was $0.014 per share resulting in a 50% discounted conversion rate of $0.007 per share, which the Board of Directors approved and authorized (the "Conversion Term"). Therefore, effective February 17, 2015, the Board of Directors authorized the issuance of a 9,500,000 shares of common stock at a per share price of $0.007 to Blackhawk .

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SATEFY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

Effective May 7, 2015, our certifying accountant, Terry L. Johnson, CPA ("Johnson"), was dismissed as our independent registered public accounting firm. We have engaged Malone Bailey LLP ("MB") as our principal independent registered public accounting firm effective May 7, 2015. The decision to change our principal independent registered public accounting firm has been approved by our Board of Directors.

The reports of Johnson on our financial statements for fiscal years ended June 30, 2014 and June 30, 2013 (which included the balance sheet as of June 30, 2014, and the statement of operations, cash flows and stockholders’ equity as of June 30, 2014), for either of the past two fiscal years, did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended June 30, 2014 and June 30, 2013 and during the subsequent period through to the date of Johnson's dismissal, there were no disagreements between us and Johnson, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Johnson, would have caused Johnson to make reference thereto in its report on our audited financial statements.

We have provided Johnson with a copy of this Current Report on Form 8-K and has requested that Johnson furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Johnson agrees with the statements made in this Current Report on Form 8-K with respect to Johnson and, if not, stating the aspects with which they do not agree. We received the requested letter from Johnson wherein he has confirmed his agreement to our disclosures in the Current Report filed with respect to Johnson. A copy of Johnson's letter was filed as an exhibit to the Current Report.

In connection with our appointment of MB as our principal registered accounting firm at this time, we have not consulted MB on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements during the two most recent fiscal years (June 30, 2014 and 2013) and subsequent interim period through the date of engagement.

NON RELIANCE ON PREVIOUSLY ISSUED FINANCIAL STATEMENTS OR A RELATED AUDIT REPORT OF COMPLETED INTERIM REVIEW.

On approximately December 15, 2014, our Board of Directors was advised by our prior independent public accountant, Johnson, that our financial statements for the three month period ended September 30, 2014 as filed with the Securities and Exchange Commission on Form 10-Q (the “Financial Statements”) could not be relied upon. The Financial Statements were not reviewed by Johnson.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

10.1	Joint venture collaboration agreement dated February 28, 2015 between Nano Labs Corp. and The ET3M Group.

10.2	Joint venture collaboration agreement dated February 20, 2015 between Nano Labs Corp. and Tecnologia y desarrollo de energias renovables S.de R/L. de C.V.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)

3.1.1	Amendment to Articles of Incorporation filed with the Colorado Secretary of State on February 4, 2015. (5)

3.3	Bylaws (1)

10.1	Convertible Promissory Note dated March 31, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)

10.2	Convertible Promissory Note dated September 17, 2013 between Nano Labs Corp. and Asus Global Holding Inc. (2)

10.3	Convertible Promissory Note dated December 30, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)

10.4	Convertible Promissory Note dated December 31, 2012 between Nano Labs Corp. and Globe Financial Corp. (2)

10.5	Collaboration Agreement dated September 25, 2013 between Nano Labs Corp. and Soluciones Nanotechnolgicas S.L. (2)

10.6	Mutual Confidentiality Agreement dated April 7, 2013 between Saint-Gobain Ceramics & Plastics Inc. and Nano Labs Corp. (2)

10.7	Confidential Disclosure Agreement dated May 6, 2013 between Dentsply International Inc. and Nano Labs Corp. (2)

10.8	2013 Stock Option Plan of Nano Labs Corp. (3)

10.9	Rescission Agreement dated March 4, 2014 between Nano Labs Corp. and Dr. Victor Castano. (4)

10.10	8% Convertible Redeemable Note Due January 5, 2016 dated January 5, 2015 between Nano Labs Corp. and LG Capital Funding LLC. (6)

10.11	Convertible Note dated January 8, 2015 between Nano Labs Corp. and Black Mountain Equities Inc. (6)

10.12	Convertible Promissory Note dated January 14, 2015 between Nano Labs Corp. and KBM Worldwide Inc. (6)

10.13	Joint Venture Collaboration Agreement dated February 28, 2015 between Nano Labs Corp. and The ET#M Group (7)

10.14	Joint Venture Collaboration Agreement dated February 20, 2015 between Nano Labs Corp. and Tecnologia y Desarrollo de Energias Renovables S. de R/L de C.V. (7)

16.1	Letter from KBL LLP dated May 24, 2013 incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.

16.1.2	Letter from Terry LK. Johnson CPA incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015.

16.1.3	Letter from Terry L. Johnson dated May 14, 2015 incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2015.

31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.ins	XBRL Instance Document**

101.sch	XBRL Taxonomy Schema**

101.cal	XBRL Taxonomy Calculation Linkbase**

101.def	XBRL Taxonomy Definition Linkbase**

101.lab	XBRL Taxonomy Label Linkbase**

101.pre	XBRL Taxonomy Presentation Linkbase**

_____________

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 with the Securities and Exchange Commission on January 12, 2011.
(2)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on October 10, 2013.
(3)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on May 23, 2013.
(4)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on May 29, 2013.
(5)	Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on July 24, 2013 and August 6, 2013.
(6)	Incorporated by reference to the exhibits filed with the Company's Amendment No. 1 to Annual Report on Form 10-K with the Securities and Exchange Commission on April 23, 2014.
(7)	Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K with the Securities and Exchange Commission on March 10, 2015.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nano Labs Inc. a Colorado corporation

May 20, 2015	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Executive Officer Director

May 20, 2015	By:	/s/ Bernardo Camacho Chavarria
Bernardo Camacho Chavarria
	Its:	Chief Financial Officer/Principal Accounting Officer Director

